Form 10-Q
period 1997-06-30
PLATRONICS INC
filed 1997-08-15
CIK 79090

FORM 10Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

Commission File Number  0-3425

                         PLATRONICS, INC.
     (Exact name of registrant as specified in its charter)

   New Jersey                      22-1440857
(State or other                   (IRS Employer
jurisdiction of                   Identification
incorporation)                          No.)

     301 Commerce Road, Linden, New Jersey         07036
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code 908-862-3600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1924 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ______  No   X

     Indicate by check mark whether the registrant has filed all documents and reports required to filed by Sections 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

Yes______ No   X



     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date:
910,140 Common Shares Outstanding






                              Index

                                                  Page No.
Financial Statements:

          Condensed Balance Sheets                   1
          June 30, 1997 (unaudited) and
          September 30, 1997 (unaudited)

          Unaudited Statements of Operation          3
          Three Months and Nine Months
          Ended June 30, 1997 and
          June 30, 1996

          Statement of Cash Flows                    4
          Nine Months Ended June 30, 1997 and
          June 30, 1996

          Notes to Condensed Financial               6
          Statements

Management's Discussion and Analysis of the          7
Financial Condition and Results of Operations

Signatures                                           7

                         PLATRONICS INC.

                    Condensed Balance Sheets


                             Assets


                              June 30, 1997      September 30, 1996
                              (unaudited)         (unaudited)
Current Assets:
  Cash                        $   84,160          $   80,100
  Accounts Receivable-Net        397,181             423,297
  Inventories                    324,422             468,807
  Prepaid Expenses                25,712               7,532

     Total Current Assets        831,475             979,736

Property and Equipment-Net       104,280             138,035

Security Deposits                 34,121              34,165
  and Exchanges

     TOTAL ASSETS             $  969,876          $1,151,936

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes Payable-Current       $   17,858          $   20,335
    Portion
  Accounts Payable                37,945              71,013
  Payroll and Sales Tax           33,066              38,940
    Payable
  Accrued Expenses                 5,000              13,512

     TOTAL CURRENT                93,869             143,800
       LIABILITIES

Long-Term Liabilities:
  Payroll Taxes Payable           28,056              29,426
  Notes Payable-Less Current        -0-               11,371
    Portion
  Accounts Payable-Less           30,520              20,241
    Current Portion

     Long-Term Liabilities        58,576              61,038

     Total Liabilities           152,445             204,838





                               -1-
Stockholders' Equity:
  Common Stock                    91,003              91,003
  Additional Paid in Capital       6,156               6,156
  Retained Earnings              720,272             849,939

     Total Stockholders'         817,431             947,098
       Equity

     Total Liabilities and
       Stockholders' Equity   $  969,876          $1,151,936











































                               -2-
     See Accompanying Notes to Condensed Financial Statement
                         PLATRONICS INC.
                Unaudited Statements of Operation


                         Three Months Ended  Nine Months Ended
                              June 30             June 30
                     1997         1996        1997        1996

Net Sales           $ 930,930   $1,049,608  $2,851,494   $3,293,446

Costs and Expenses
  Cost of Sales       880,755      837,263   2,571,850    2,662,205
  Selling, General    142,568      147,454     406,290      428,777
    and Administrat-
    ive Expenses
  Interest Expense  _________   __________   _________   __________

                        1,262        1,192       3,021        4,319
                    1,024,585      985,909   2,981,161    3,095,301

Profit (Loss)         (93,655)      63,699    (129,667)     198,145
  Before Provision
  for Income Taxes

Provision for Taxes       -0-          -0-        - 0-          -0-
  on Income

Net Profit (Loss)     (93,655)      63,699    (129,667)     198,145

Weighted Average      910,031      910,031     910,031      910,031
  Number of Shares
  of Common Shares
  Outstanding

Earning Per Common     $(0.10)       $0.07      $(0.14)       $0.22
  Shares

Cash Dividends Per     None         None        None         None
  Common Shares













                               -3-
    See Accompanying Notes to Condensed Financial Statements
                         PLATRONICS INC.
                     Statement of Cash Flows
        Increase (Decrease) in Cash and Cash Equivalents


                                   Nine Months Ended June 30

                                   1997                1996

Cash Flows From Operating          $ (129,667)          $  198,145
  Activities
  Adjustments to Reconcile Net
    (Loss) Income to Net Cash
    Provided by Operating
    Activities
  Depreciation and Amortization        31,278              42,511
  (Increase) Decrease in Accounts      26,116                 849
    Receivable
  (Increase) Decrease Inventories     144,385              (9,135)
  (Increase) Decrease in Prepaid      (18,180)             (4,200)
    Expenses
  (Increase) Decrease in Security          44               1,105
    Deposits and Exchanges
  Increase (Decrease) in Accounts     (47,454)            (18,789)
    Payable, Accrued Expenses and
    Taxes

     Total Adjustments                136,189              12,341

     Net Cash Provided by
       Operating Activities             6,522             210,486

Cash Flows From Investing
  Activities
  Capital Expenditures                    -0-              (9,912)

  Net Cash Provided by Investing          -0-              (9,912)
    Activities

Cash Flows From Financing
  Activities
  (Decrease) in Long-Term Debt         (2,462)            (14,365)

  Net Cash Used For Financing          (2,462)            (14,365)
    Activities

Net Increase in Cash and                4,060             186,209
  Equivalents




                               -4-

Cash-Beginning of Period               80,100              58,033

Cash-End of Period                 $   84,160           $ 244,242

Cash Paid During the Period For:
  Interest                         $    3,021           $   4,319
  Income Taxes                            -0-                 -0-

For the purposes of the statement of cash flows, the company considered all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.










































                               -5-
    See Accompanying Notes to Condensed Financial Statements
                         PLATRONICS INC.
             Notes to Condensed Financial Statements


1. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly Platronics, Inc.'s financial position as of June 30, 1997 and September 30, 1996 and the results of its operation for the nine months ended June 30, 1997, and its cash flow for the nine months then ended.

2. The results of operation for the nine months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                         June 30, 1997       September 30, 1996

Raw Materials            $ 314,422           $ 458,807

Finished Goods              10,000              10,000
                         $ 324,422           $ 468,807





























                               -6-
Item 2.  Management's Discussion and Analysis of the Financial
Condition and Results of Operations.

     The following is management's discussion and analysis of certain significant factors which have affected the Company's condensed statement of operation.

     The Company's loss from operations before provision for income taxes for the third quarter of fiscal 1997 was $93,655, as compared to pre-tax income of $63,699 in the third quarter of fiscal 1996. Similarly, net sales declined from $1,049,608 during the third quarter of fiscal 1996 to $930,930 during the third quarter of fiscal 1997.

     The Company's loss was primarily attributable to a decrease in sales volume and the decrease in sales volume was primarily attributable to a decline in orders from the Company's principal customer.

     Price levels of precious metals decreased during the third quarter of fiscal 1997 which had a negative impact on the Company's results of operations because of the Company's need to maintain sizable inventories of gold which declined in value while being held by the Company in inventory.

     Historically, the Company's liquidity has derived from its accounts receivable. The collectability of those receivables has remained consistent.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   PLATRONICS, INC.


                                   By /s/_________________________
                                      Ronald Knigge, Chairman,
                                      President & Chief Executive
                                      Officer

                                   By /s/________________________
                                      Mary Lou Palumbo,
                                      Principal Accounting Officer


Date August 15, 1997