Form 10KSB
period 1997-09-30
PLATRONICS INC
filed 1997-12-30
CIK 79090

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-K SB

    Annual Report Under Section 13 or 15(d) of the Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended September 30, 1997
                   Commission File No. 0-3425


                         PLATRONICS, INC.
     (Exact name of registrant as specified in its charter)

       New Jersey                               22-1440857
(State or other jurisdiction of         (I.R.S. Employer or
incorporation or organization)          Identification No.)

301 Commerce Road, Linden, New Jersey                     07036
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code: (908) 862-3600

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock
                        (Title of Class)

      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

               Yes                      No    X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes                      No    X

     As of September 30, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,297,616.20 as computed by reference to the average bid and ask prices of the stock.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

          Date                     Number of Shares Outstanding

     September 30, 1997               910,031 Common Shares

                             PART I

Item 1.  Business
General Development of Business
          Platronics, Inc. (the "Company") is a New Jersey corporation incorporated on September 28, 1946.
          As of September 30, 1997, there was no material change in the nature of the business done by the Company during the prior year.

Bankruptcy
          On November 24, 1993, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the United
States Bankruptcy Court for the District of New Jersey. A bankruptcy plan of reorganization was approved by the Court on June 25, 1996.

Narrative Description of Business
          Products and Services: The Company is primarily engaged in the business of precision electroplating of electrical and electronic components and semiconductor products used in computers, data processing and communication equipment, and microwave transmission equipment. In general, electroplating is the process of plating with an adherent continuous coating by electrodeposition, or by the creation of deposits through chemical changes produced by passing an electric current through a non-metallic electric conductor called an electrolyte. (The term "electroplating" is hereinafter sometimes referred to as a "plating"). The Company specializes in, among other things, plating with precious metals. It employs unique plating and other techniques designed and developed by the Company. Such techniques are not, however, patented. The Company's customers impose various requirements with respect to plating done by the Company, ranging from requiring a coating of only a small portion of each micro-miniature item to requiring a coating consisting of precious and base metals to achieve properties which are not characteristic of the base metal. The plating material includes previous metals such as gold, silver, rhodium and palladium, and base metals such as copper, nickel and tin.
          Components plated by the Company include semiconductor products such as diodes, transistors, and rectifiers; telephone and telegraphic components; metal parts and electronic parts for computers and data processing equipment, components for microwave transmission and Defense Department related weaponry components.
          The Company services its customers not only by its barrel and rack plating operations, but also by continuous automatic reel to reel plating procedures.
          Sources and Availability of Raw Materials: The most important raw materials used by the Company are gold and silver.
          Although the Company presently purchases its particular metal requirements from three principal suppliers, it need not rely on any one supplier because there are many suppliers of such materials available. The Company does not anticipate any problems with respect to the availability of any raw materials required.
          Seasonality: The Company customarily experiences a late summer slowdown averaging 30%, primarily because many customers have annual plant shutdowns at that time.
          Working Capital Items: The Company sometimes must buy the precious metals it uses for plating materials in significant quantities in order to have them readily available and to receive a discount on the related purchase prices. Such purchases require substantial periodic outlays of working capital.
          Also related to working capital is the general practice in the electroplating industry with respect to completed job orders that are rejected by the customers. In most cases, if the grounds for rejection are reasonable (a) if the job has been billed, the customer's account will be credited, (b) the job will be redone, and (c) the customer will be rebilled. The Company's practices with respect to such matters are consistent with the foregoing.
          Another item affecting working capital is the Company's practice of billing its customers for work performed on a "net 30 days" basis. The Company believes that such practice is consistent with the practices employed in the industry.
          Customers: The Company had one customer which accounted for 10% or more of the Company's gross revenues during the fiscal year ended September 30, 1997, which was Stewart Connection, which accounted for 23.62% of the Company's gross revenues for said year.
          Backlog Orders: There was no material backlog of unshipped orders believed to be firm as of September 30, 1997 and September 30, 1996, respectively.
          Competitive Conditions: The Company competes with a number of other independent electroplating shops for business with customers located primarily in the eastern part of the United States. Such customers may, from time to time, include large industrial companies. Such companies may have in-house electroplating shops, and the Company competes for overflow work from such shops.
          The Company believes that a significant competitive condition affecting the domestic electroplating industry and thus the Company relates to reduced levels of domestic electroplating business. Such reduced levels are based in part on large U.S. industrial companies, which previously utilized domestic manufacturing facilities to produce items which then would be electroplated domestically, switching to foreign production and electroplating of such items, based in large part on the lower cost of foreign labor. Such companies have either acquired foreign facilities or have contracts with foreign firms. Reduced levels of domestic business are also due to the failure of business opportunities relating to plating jobs in connection with personal computers to materialize at least on a domestic level. As a result of the foregoing, independent electroplating shops are competing more intensely for fewer customers and fewer job orders and are also competing with new foreign electroplating competitors commencing operations in Korea, Japan, Taiwan, Mexico and Europe, in response to new telephone and electronic equipment manufacturing operations in those countries.
          As in prior years, price and service are the principal areas of competition between the Company and its competitors. In particular, heightened competition for customers has increased competition in the area of prices. As a result, the Company has experienced a substantial decrease in sales over the last two years.
          Marketing: The Company advertises its electroplating services in trade magazines, brochures, catalogues, and newsletters and by direct mail.

Item 2.  Properties
          The Company leases its administrative offices and principal production facilities which consist of a 42,000 square feet plant at 301 Commerce Road, Linden, New Jersey. The lease expires on June 30, 2003. The net annual base rent is currently $170,000 exclusive of supplemental rent for real estate taxes and insurance to be paid by the Company under the terms of the lease.
          The Company believes that its facility at 301 Commerce Road is adequate for the operations of the Company.

Item 3.  Pending Legal Proceedings
          None.

Item 4.  Submission of Matters to a Vote of Security Holders
          The Company did not submit any matter to a vote of the owners of the Company's securities during the fourth quarter of the Company's fiscal year ended September 30, 1997.

                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters
          (a)  Trading of Common Stock
               The principal market on which the Company's common stock is being traded is the over-the-counter market. Due to the relatively small and declining number of shareholders of the Company's stock, trading is infrequent and the public market for the Company's stock is limited. The current bid price for the stock is $3 per share and the current ask price is $4.50 per share.
               (b)  As of September 30, 1997, there were
approximately 538 shareholders of the Company's common stock.
               (c) No cash dividends have been paid by the Company during the past two years with respect to its common stock.
               (d) The Company does not contemplate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation
Sales
          The Company's net sales were $3,909,868 in 1997. The discussion regarding Bankruptcy, Competitive Conditions within Item 1, Narrative Description of Business, above is hereby incorporated herein by reference.
Cost and Expenses
          The Company's cost of sales was $3,540,568 in 1997.
          The Company's factory overhead, all of which is included in the cost of sales.
          The Company's selling, general and administrative expenses were $517,029 in 1997.
Loss or Income Before Federal and State Income Taxes
          In 1997, the Company had a pre-tax net loss of $196,784 as compared to pre-tax net income of $648,901 in 1996.
Liquidity
          The most significant element of uncertainty known to the Company is the fluctuation in market prices of precious metals, particularly gold, which are employed as raw materials in the Company's business operations. This factor especially affects the Company's liquidity due to its need to keep sizable inventories of gold. To counteract its exposure to gold price fluctuations, the Company has continued its policy of reducing its gold inventory to the lowest practical level.
          The Company's only significant internal source of liquidity is its accounts receivable. The collectability period of receivables, which generally averaged 45-60 days during the fiscal year ended September 30, 1997 and was generally consistent with the past operating history of the Company. Nevertheless, in 1997, the Company experienced collectability periods in some cases of as long as 90 days.
          The Company's sole external source of liquidity has historically been infrequent short-term borrowings in small amounts. As the Company's major cash outlay requirement is for the purchase of gold, its cash requirements are substantially correlated to the Company's sales volume. Consequently, the Company has historically been able to plan for the major portion of its cash needs and accommodate those needs from internally generated funds. However, in the most recent fiscal year, the Company was required to borrow small amounts on a short-term basis to make up for shortfalls in internally generated funds.
Capital Resources
          In 1997, the Company did not make any major capital expenditures.
Results of Operations
          The only significant economic changes materially affecting the results of operations of the Company are the fluctuating price of gold and the continuing poor economic condition of the domestic electronics industry, which has affected the electroplating industry. With respect to gold, the amount of such effect is difficult to estimate accurately, due to the wide variations in prices. However, since gold presently constitutes a substantial element of the Company's processes and is not subject to ready substitution, the effect is considerable. As a countermeasure to fluctuations in gold prices, the Company has continued to attempt to broaden its customer base and figure its job costs more precisely, thereby further enabling it to minimize inventory. In that manner, the Company hopes to alleviate the potentially severe effects upon its results of operations of increased raw materials costs at a time when prices are being cut throughout its industry.
          With regard to the varying economic condition of the domestic electronics industry, with its concomitant effect on the domestic electroplating industry, the amount of such effect is also difficult to estimate accurately. However, the Company believes that the effect of such factor on the Company's results of operations is considerable, especially in the fiscal year ended September 30, 1997.

Item 7.  Financial Statements and Supplementary Data
          See Exhibits attached hereto. The Exhibit Index is located at page 15 of this filing.

Item 8.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure
          None.

                            PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
          (a)  Directors
          The names of the nominees for director, together with certain information regarding them, are as follows:
                              Year
                              First
Name of                       Became       Term        Position
Directors (A)       Age       Director    Expires      With Company

Ronald Knigge       52        1997      April, 1998    Chairman,
                                                       President
                                                       and Chief
                                                       Executive
                                                       Officer


John R. Palumbo,    52        1979      April, 1998    Vice
Jr. (B)                                                President

Ralph J. Pocaro     72        1997      April, 1998    Director

Alan VanNess        58        1997      April, 1998    Director

(A) There is not currently in force or effect any arrangement pursuant to the terms of which any nominee has agreed to cause his votes to be cast for the election of any other nominee or director.

(B) John R. Palumbo, Jr. has been associated with the Company for the past twenty-four years. He has been involved with the Company's production activities as well as having various management responsibilities for the Company during the last fourteen years. He had been Vice President of the Company before initially being elected President in 1982. He served as President until July, 1997, at which time he was elected as Vice President.

          (c)  Executive Officers

               The executive officers of the Company are as
follows:
                                Position     Period Served
                                with the     as an Officer
Name                Age         Company      (Director) to Date

Ronald Knigge       52        Chairman,President
                              and Chief Executive
                              Officer, Director   6 months

John R. Palumbo,    52        Vice-President,     6 months
  Jr.

MaryLou Palumbo     50        Secretary/Treasurer 6 months

Item 10.  Executive Compensation
          The aggregate remuneration paid or accrued by the Company for the fiscal year ended September 30, 1997, with respect to each director and officer whose direct remuneration from the Company exceeded $60,000, and all directors and officers as a group is as follows:

Name of                                 Salaries,
individual               Capacities     directors' fees,
or number                in which       commissions,
in group                   served       bonuses

John R.                  Vice President    $78,944.00
Palumbo, Jr.


Jeffrey J.               Vice              $68,582.75
Palumbo                  President


________________________

          No compensation was paid to the members of the Company's Board of Directors for serving as Board members.



Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
          The Company has one class of capital stock, Common Stock, $.10 Par Value, of which, as of September 30, 1997, 910,031 shares were outstanding. Each outstanding share of Common Stock is entitled to one vote.
          (a)  Security Ownership of Certain Beneficial Owners
          The following chart sets forth, as of December 4, 1997, information concerning the security ownership of those beneficial owners who are known by the Company to own beneficially more than 5% of the Common Stock of the Company:
               Name and              Amount and
               Address of            Nature of
Title of       Beneficial            Beneficial        Percent
  Class           Owner              Ownership         of Class

Common    Sheridan Printing Co., Inc. 564,000 shares    61.97%
          702 Hamilton Mall
          Allentown, Pa. 18101

          (b)  Security Ownership of Management
           As of September 30, 1997, there was no security ownership by the management of the Company.





Item 13.  Certain Relationships and Related Transactions
          None.

                             PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K
               (a)1.  Financial Statements:            Page
               Independent Auditor's Report  . . . . . .F-1

               Balance Sheet . . . . . . . . . . . . . .F-2

               Statement of Operations . . . . . . . . .F-3

               Statement of Cash Flows . . . . . . . . .F-5

               Statement of Stockholders' Equity . . . .F-4

               Notes to Financial Statements . . . . . .F-6 to F-9


          2. All other schedules are inapplicable or the required information is included in the financial statements, the notes thereto, or in the schedules included herein.

          3.  Exhibits

               None.

               (b)  Reports on Form 8-K:

               A report on Form 8-K was filed on August 7, 1997.




                          Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PLATRONICS,INC.
                                           Registrant



                                           Ronald Knigge
Date: December 29, 1997                    Ronald Knigge, President



                                           Mary Lou Palumbo
Date: December 29, 1997                    Mary Lou Palumbo,
                                           Principal Accounting
                                           Officer

                                PLATRONICS, INC.
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996



















                 [Savino, Cohen and Kaminer, L.L.C. Letterhead]

<PG$PCN>
                                PLATRONICS, INC.
                       INDEX TO THE FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996



   Page

Independent Auditor's Report
   F-1

Financial Statements:

        Balance Sheet
   F-2

        Statements of Operations
   F-3

        Statement of Stockholders' Equity
   F-4

        Statements of Cash Flows
   F-5

Notes to the Financial Statements
F-6 to F-9





<PG$PCN>
                  [SAVINO, COHEN & KAMINER, L.L.C. LETTERHEAD]

                          Independent Auditor's Report


To the Board of Directors and Stockholders of Platronics, Inc.



We have audited the accompanying balance sheet of Platronics, Inc.
as of
September 30, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended, September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Platronics, Inc.
as of
September 30, 1997, and the results of its operations and its cash flows for the years ended September 30, 1997 and 1996 in conformity with generally accepted accounting principles.

                                              /s/SAVINO, COHEN &
KAMINER, L.L.C.


Roseland, New Jersey
October 29, 1997



<PG$PCN>
                                PLATRONICS, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1997


                                     ASSETS

Current Assets:
      Cash
            $   45,297
      Trade receivables, less allowance for doubtful accounts of
$14,344          623,167
      Inventory
               402,177
      Prepaid expenses
                 4,259

            ----------

         Total Current Assets
             1,074,900

Property and Equipment, net of accumulated depreciation
                96,052

Other Assets:
      Security deposit
                34,165

            ----------

Total Assets
            $1,205,117

            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Note payable - related party
            $  350,000
      Accounts payable
                97,304
      Deferred rental obligations - current portion
                 5,834

            ----------

         Total Current Liabilities
               453,138

Deferred Rental Obligations - Long-Term
                49,998

            ----------

               503,136
Stockholders' Equity
      Common stock, $.10 par value
          Authorized - 2,000,000, shares issued - 910,031
                91,003
      Paid in additional capital
                 6,156
      Retained Earnings
               604,822

            ----------

         Total Stockholders' Equity
               701,981

            ----------

Total Liabilities and Stockholders' Equity
            $1,205,117

            ==========

                      See notes to the financial statements

<PG$PCN>
                                PLATRONICS, INC.
                            STATEMENTS OF OPERATIONS



            Year Ended September 30,

            ------------------------

            1997               1996

            ----               ----
Revenue:
      Sales
         $ 3,909,868        $ 4,202,514

         -----------        -----------

Cost and expenses:
      Cost of sales
           3,540,568          3,491,799
      Selling, general and administrative expenses
             517,029            624,016
      Depreciation and amortization
              45,240             60,222
      Interest expense
               6,365              5,943

         -----------        -----------

           4,109,202          4,181,980

         -----------        -----------
Income (loss) from operations before income taxes and
      extraordinary item
            (199,334)            20,534
Extraordinary item - gain on discharge of debt pursuant to Chapter
11
      bankruptcy reorganization filing (net of tax effect of $0)
               2,550            628,367

         -----------        -----------
Income (loss) before income taxes
            (196,784)           648,901

         -----------        -----------
Provision for income taxes
                 -0-                -0-

         -----------        -----------
Net income (loss)
         $  (196,784)       $   648,901

         -----------        -----------
Earning (loss) per common share:
      Income (loss) from operations
         $      (.22)       $       .02
      Extraordinary item
                 -0-                .69

         -----------        -----------

Net income (loss) per common share
         $      (.22)       $       .71

         ===========        ===========
Weighted average number of shares used in computing net income
(loss)
   per common share
             910,031            910,031

         -----------        -----------


                      See notes to the financial statements

<PG$PCN>
                                PLATRONICS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD OCTOBER 1, 1995 TO SEPTEMBER 30, 1997


                                   Common Stock
  Paid In
                                      Number
 Additional      Retained
                                    of Shares        Amount
  Capital        Earnings

Balance at September 30, 1995         910,031       $  91,003
 $   6,156       $ 152,705
Net income for the year                    --              --
        --         648,901
                                    ---------       ---------
 ---------       ---------

Balance at September 30, 1996         910,031          91,003
     6,156         801,606
Net loss for the year                      --              --
        --        (196,784)
                                    ---------       ---------
 ---------       ---------

Balance at September 30, 1997         910,031       $  91,003
 $   6,156       $ 604,822
                                    =========       =========
 =========       =========

                      See notes to the financial statements

<PG$PCN>
                                PLATRONICS, INC.
                            STATEMENTS OF CASH FLOWS


                                                               Year
Ended September 30,

------------------------

1997             1996

---------        ---------

Cash flows from operating activities:
Net income (loss)
$(196,784)       $ 648,901

---------        ---------
Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Depreciation and amortization
45,240           60,222
      (Increase) Decrease in:
         Accounts receivable
(199,870)         (39,209)
         Inventories
66,630          (25,038)
         Prepaid expenses
3,273           (2,634)

      Increase (Decrease) in:
         Accounts payable
7,332         (603,585)
         Payroll taxes payable
(19,981)          14,305
         Accrued expenses
(13,512)         (28,065)
         Deferred rental obligations
7,499           31,668

---------        ---------

      Total adjustments
(103,389)        (592,336)

---------        ---------

      Net cash provided (used) by operating activities
(300,173)          56,565

---------        ---------

Cash flows from investing activities:
      Capital expenditures
(3,257)          (9,912)

---------        ---------

      Net cash (used) by investing activities
(3,257)          (9,912)

---------        ---------

Cash flows from financing activities:
      Repayment of long-term debt
(81,373)         (24,586)
      Proceeds from note payable
350,000              -0-

---------        ---------
      Net cash provided (used) by financing activities
268,627          (24,586)

---------        ---------

Net Increase (Decrease) in Cash
(34,803)          22,067

Cash-Beginning of Year
80,100           58,033

---------        ---------

Cash-End of Year                                             $
45,297        $  80,100

=========        =========

                      See notes to the financial statements

<PG$PCN>
                                PLATRONICS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)      ORGANIZATION

         Platronics, Inc. (the "Company") was incorporated in New
Jersey on
         September 28, 1946. The Company is primarily engaged in the business of precision electroplating of electrical and electronic components and semiconductor products used in computers, data processing and communications equipment, and microwave transmission equipment.

(b)      BASIS OF ACCOUNTING

         The Company's policy is to prepare its financial statement on the accrual method of accounting. On November 23, 1993 the Company filed for bankruptcy under Chapter 11. The Company submitted a plan of reorganization which was approved on June 25, 1996.

(c)      INVENTORY

         Inventory, consisting primarily of plating materials, are valued at the lower of cost or market, cost being determined on a first-in, first-out
         (FIFO) basis.

(d)      PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated over their estimated useful lives using the straight line method.
Estimated useful
         lives are as follows:

                    Machinery and Equipment    7 to 12 Years
                    Automobile and Trucks      3 to 5 Years
                    Furniture and Fixtures     7 to 10 Years
                    Leasehold Improvements     10 to 20 Years

         Maintenance, repairs, and minor replacements are expenses as incurred.
         Cost of major replacements and renewals are capitalized.
Upon
         retirement or other dispositions of property or equipment, the cost and accumulated deprecation are removed from the accounts and any gain or loss on disposition is recognized currently.

(e)      USE OF ESTIMATES

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ form those estimates.



<PG$PCN>
                                PLATRONICS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)      INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109.

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to net operating loss carryforwards.


(g)      EARNINGS (LOSS) PER COMMON SHARE

         Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company maintains a simple capital structure and has no common stock equivalents.

CONCENTRATION OF BUSINESS AND CREDIT RISK

The majority of the Company's inventory is purchased from one supplier. The
Company is subject to risk to the extent a supplier cannot satisfy the Company's purchase requirements. The Company sometimes must buy the precious metals it uses for plating materials in significant quantities. Such purchases require substantial periodic outlays of working capital. The Company is at risk to the extent that available working capital can not meet the demand for inventory purchases.

The Company provides credit in the normal course of business to customers. The
Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information. Approximately sixty percent (60%) of the accounts receivable are from three customers. Working capital needs are funded through the collection of accounts receivable and consequently, the Company is at risk to the extent that accounts receivable are collected according to the terms provided.

The Company maintains cash balances in financial institutions.
Accounts at each
institution are insured by the Federal Deposit Insurance
Corporation up to
$100,000. At September 30, 1997, the Company's uninsured cash balances total
$55,169.

CASH FLOWS INFORMATION

Supplemental disclosure of cash flows information:

                                                  Year Ended
September 30,

------------------------
                                                    1997
  1996
                                                    ----
  ----
Interest Paid                                      $6,365
 $5,943

COMMITMENTS

The Company conducts its operation in a leased facility under a net, net, net lease. The lease is noncancelable and expires on June 20, 2003. The lease has been amended subsequent to the balance sheet date and the future minimum commitments, as amended, are as follows:

<PG$PCN>
                                PLATRONICS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


COMMITMENTS (CONTINUED)

                      September 30,
                               1998            $   170,000
                               1999                170,000
                               2000                170,000
                               2001                170,000
                               2002                170,000
                               Thereafter           99,167
                                               -----------
                                               $   949,167
                                               ===========

The above rental commitments reflect the periods during which the actual obligations arise (per lease agreement). Rental expense has been charged to operations on a straight line basis which amounted to $160,000 for each year ended September 30, 1997 and 1996. The associated liability is presented in the balance sheet as a current and long-term deferred rental obligation liability of
$5,834 and $49,998 respectively.

PROPERTY AND EQUIPMENT

The components of property and equipment at September 30, 1997 are as follows:

Machinery and equipment               $1,494,580
Automobiles and trucks                     6,389
Furniture and fixtures                    89,028
Pollution control equipment              169,749
Leasehold improvements                   562,754
                                      ----------
Total property and equipment           2,322,500
Less:  accumulated depreciation        2,226,448
                                      ----------
Property and Equipment, Net           $   96,052
                                      ==========

NOTE PAYABLE - RELATED PARTY

Note payable represents an unsecured loan from a shareholder owning a majority of the outstanding stock. The note is payable on September 30, 1998 with interest only at 8% paid quarterly.

INCOME TAXES

As of September 30, 1997, a federal loss carry forward of $1,080,421 and a state loss carry forward of $1,396,143 are available to offset future taxable income.

The Company's total deferred tax asset and valuation allowance at September 30,
1997 is as follows:

Total deferred tax asset              $   450,000
Less valuation allowance                  450,000
                                      -----------
Net deferred tax asset                $       -0-
                                      ===========


<PG$PCN>
                                PLATRONICS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


EXTRAORDINARY ITEM

Pursuant to the Plan of Reorganization, under a Chapter 11 bankruptcy filing dated June 25, 1996, the Company agreed to settle for 8% on the unsecured claims. The total settlement of $80,000 which included both secured and unsecured claims resulted in the company recognizing income in the amount of
$2,550 and $628,367 for the years ended September 30, 1997 and 1996, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, trade receivables, accounts payable and accrued expense, and notes payable:

The carrying amount approximates fair value because of the short maturity of these instruments.

Limitations:

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.



<PG$PCN>