Form 10QSB
period 1997-12-31
PLATRONICS INC
filed 1998-02-17
CIK 79090

FORM 10QSB

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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
910,140 Common Shares Outstanding

                              Index

                                                  Page No.

Independent Accountants's Report                     1

Financial Statements:

          Condensed Balance Sheets                   2
          September 30, 1997 (audited) and
          December 31, 1997 (audited)

          Unaudited Condensed Statements of          4
          Income Three Months Ended
          December 31, 1996 and
          December 31, 1997

          Condensed Statement of Cash Flows          5
          Three Months Ended December 31, 1996
          and December 31, 1997

          Notes to Condensed Financial               7
          Statements

Management's Discussion and Analysis or Plan of      8
Operation.


Signatures                                           8

                  INDEPENDENT ACCOUNTANTS' REPORT




Board of Directors
Platronics, Inc.
Linden, New Jersey




The accompanying condensed balance sheet of Platronics, Inc as of December 31, 1997 and the related condensed statements of income and cash flows for the three months ended
December 31, 1996 and 1997, included in the accompanying
Securities and Exchange Commission Form 10-Q for the period ended December 31, 1997 were not audited by us, and, accordingly, we do not express an opinion on them.


In accordance with generally accepted auditing standards, the balance sheet as of September 30, 1997, and the related statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated October 29, 1997 expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in in the accompanying condensed balance sheet as of September 30, 1997 is fairly stated in all material respects in relation to the balance sheet from which is has been derived.















Ferdinand, Ganek & Company, CPA, PA

Union, New Jersey
February 5, 1998

                          PLATRONICS, INC.
                      CONDENSED BALANCE SHEETS



                                  ASSETS


                            September 30           December 31,
                            1997 (Audited)     1997(Unaudited)


Current Assets:
  Cash                       $    45,297            $  127,238
  Accounts Receivable            623,167               495,709
  Inventories                    402,177               472,229
  Prepaid Expenses                 4,259                     -

    Total Current Assets       1,074,900             1,095,176


Property and Equipment-Net        96,052                88,711


Security Deposits                 34,165                34,165


    Total Assets              $1,205,117            $1,218,052



















        See Accompanying Independent Accountants' Report and Notes to Condensed Financial Statement

                         PLATRONICS, INC.
                     CONDENSED BALANCE SHEETS


                LIABILITIES & STOCKHOLDERS' EQUITY


                             September 30,    December 31,
                             1997(Audited)   1997(Unaudited)


Current Liabilities:
 Note Payable-Related
   Party                         $350,000           $  168,027
 Accounts Payable                  97,304               63,840
 Deferred Rental Obligations-
   Current Portion                  5,834               10,000
     Total Current Liabilities    453,138              241,867


Long-Term Liabilities
 Note Payable-Related Party             -              181,973
 Deferred Rental Obligations-
    Long-Term                      49,998               43,332
    Long Term Liabilities          49,998              225,305


    Total Liabilities             503,136              467,172


Stockholders' Equity:
  Common Stock                     91,003               91,003
  Additional Paid in Capital        6,156                6,156
  Retained Earnings               604,822              653,721
    Total Stockholders'
      Equity                      701,981              750,880


    Total Liabilities and
      Stockholders' Equity     $1,205,117           $1,218,052








        See Accompanying Independent Accountants' Report and Notes to Condensed Financial Statements

                         PLATRONICS, INC.
             UNAUDITED CONDENSED STATEMENTS OF INCOME


                                      Three Months Ended
                                         December 31,
                                          1996          1997


Net Sales                              $ 938,206    $1,011,291


Cost of Sales                            844,265       876,015

  Gross Profit                            93,941       135,276


Operating Expenses:
   Selling, General and
    Administrative Expenses              122,978        86,727

Operating Income (Loss)                  (29,037)       48,549

Other Income (Expense):
 Interest Expense                           (828)            -
 Miscellaneous Expense                        -            350

Total Other Income (Expense)                (828)          350

Income (Loss) Before Provision
  for Taxes on Income                    (29,865)       48,899


Provision for Taxes on Income                  -             -

Net Income (Loss)                     $  (29,865)   $   48,899


Earnings (Loss) Per Share           $      (0.03)   $     0.05


Weighted Average Number of
  Shares of Common Shares
  Outstanding                            910,031       910,031







         See Accompanying Independent Accountants' Report and Notes to Condensed Financial Statements

                        PLATRONICS, INC.
               CONDENSED STATEMENT OF CASH FLOWS


                                      Three Months Ended
                                           December 31,
                                       1996             1997


Operating Activities:
  Net Income (Loss)                  $(29,865)   $   48,899
  Adjustments to Reconcile Net
    Income (Loss) to Net Cash
    Provided by (Used in)
    Operating Activities
  Depreciation & Amortization           11,252        7,341
  Changes in Assets and
    Liabilities:
      Accounts Receivable              (11,077)     127,458
      Inventories                       38,135      (70,052)
      Prepaid Expenses                  (6,093)       4,259
      Security Deposits                  8,044            -
      Deferred Rental
        Obligations                          -       (2,500)
      Accounts Payable, Accrued
        Expenses and Taxes             (22,917)     (33,464)

        Total Adjustments               17,344       33,042

        Net Cash Provided By
        (Used in)Operating
         Activities                    (12,521)      81,941

Investing Activities                        -             -
Financing Activities:
  (Decrease) in Long Term Debt          (3,872)           -

    Net Cash Used in Financing
      Activities                        (3,872)           -





                        (continued)




        See Accompanying Independent Accountants' Report and Notes to Condensed Financial Statements

                        PLATRONICS, INC.
              CONDENSED STATEMENT OF CASH FLOWS

                        (continued)


                                      Three Months Ended
                                         December 31,
                                        1996        1997

Net Increase (Decrease) in
  Cash and Cash Equivalents            (16,393)     81,941

Cash and Cash Equivalents -
  Beginning of Period                   80,100      45,297

Cash and Cash Equivalents -
  End of Period                       $ 63,707    $127,238


Cash Paid During the Period For:
  Interest                            $    828    $      -
  Income Taxes                               -           -



For the purposes of the statement of cash flows, the company considered all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.



















      See Accompanying Independent Accountants' Report and Notes to Condensed Financial Statements

                          PLATRONICS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENT



1.  Presentation of Interim Information

    In the opinion of the management of Platronics, Inc.
    the accompanying condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 19977 and the results of operations and cash flows for the three months ended December 31, 1996 and 1997. Interim results are not necessarily indicative of results for a full year.

    The condensed financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the company's audited financial statements and notes for the fiscal year ended September 30, 1997.

2.  Inventories

    Inventories are summarized as follows:


                             September 30,            December 31,
                                 1997                    1997


     Raw Materials             $392,177                $467,229

     Finished Goods              10,000                   5,000

                               $402,177                $472,229


3.  Note Payable - Related Party

    Note payable represents an unsecured loan from a shareholder owning a majority of the outstanding stock.
    The note as of December 31, 1997 is a two-year note payable monthly including interest at 8%. The note matures December 31, 1999.

Item 2.  Management's Discussion and Analysis or Plan of
Operation.

     The following is management's discussion and analysis of certain significant factors which have affected the Company's condensed statement of operation.

     The Company's income from operations before provision for income taxes for the first quarter of fiscal 1998 was $48,899, as compared to loss of $29,865 in the first quarter of fiscal 1997. Net sales increased from $938,206 during the first quarter of fiscal 1997 to $1,011,291 during the first quarter of fiscal 1998.

     The Company's profit for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 was due to an increase in sales as a result of a stronger and more aggressive sales effort accompanied by a reduction in factory overhead and general and administrative costs.


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


Date February 17, 1998