Form 10KSB
period 1998-03-31
PLATRONICS INC
filed 1998-05-21
CIK 79090

FORM 10QSB

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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





                              Index



Independent Accountants' Report

Financial Statements:

          Condensed Balance Sheets
          March 31, 1997 (audited) and
          March 31, 1998 (unaudited)

          Unaudited Condensed Statements of
          Income Three Months Ended
          March 31, 1997 and
          March 31, 1998

          Condensed Statement of Cash Flow
          Three Months Ended March 31, 1997
          and March 31, 1998

          Notes to Condensed Financial
          Statements

Management Discussion and Analysis or Plan of
Operation.


Signatures


























                       INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Platronics, Inc.
Linden, New Jersey

The accompanying condensed balance sheet of Platronics, Inc. as of March 31, 1998 and the related condensed statements of income for the three month and six month periods ended March 31, 1997 and 1998 and the condensed statements of cash flows for the six months ended March 31, 1997 and 1998, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 1998 were not audited by us, and, accordingly, we do not express an opinion on them.

In accordance with generally accepted auditing standards, the balance sheet as of September 30, 1997, and the related statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated October 29, 1997 expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 1997 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Ferdinand, Ganek & Company, CPA, PA
Union, New Jersey
May 15, 1998
























                                PLATRONICS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                               September 30          March 31,
                             -----------------    ----------------
                              1997 (Audited)      1998 (Unaudited)
                             -----------------    ----------------
Current Assets:
  Cash                             $ 45,297            $ 34,912
  Accounts Receivable - Net         623,167             597,820
  Inventories                       402,177             524,064
  Prepaid Expenses                    4,259               8,663
                                -----------         -----------
     Total Current Assets         1,074,900           1,165,459

Property and Equipment - Net         96,052             193,353

Security Deposits                    34,165              34,165
                                -----------         -----------

      Total Assets              $ 1,205,117         $ 1,392,977
                                ===========         ===========

                See Accompanying Independent Accountants' Report
                   and Notes To Condensed Financial Statements



























                                PLATRONICS, INC.
                            CONDENSED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY

                               September 30       March 31,
                             -----------------  ----------------
                              1997 (Audited)    1998 (Unaudited)
                             -----------------  ----------------
Current Liabilities:
  Note Payable - Related Party   $  350,000         $  171,410
  Accounts Payable                   97,304            213,338
  Deferred Rental Obligations-
    Current Portion                   5,834             10,000
                                 ----------         ----------
      Total Current Liabilities     453,138            394,748
                                 ----------         ----------
Long-Term Liabilities:
  Note Payable - Related Party           --            137,831
  Deferred Rental Obligations-
    Long-Term                        49,998             40,832
                                 ----------         ----------
       Long Term Liabilities         49,998            178,663
                                 ----------         ----------

       Total Liabilities            503,136            573,411
                                 ----------         ----------

Stockholders' Equity:

  Common Stock                       91,003             91,003
  Additional Paid in Capital          6,156              6,156
  Retained Earnings                 604,822            722,407
                                 ----------         ----------
    Total Stockholders' Equity      701,981            819,566
                                 ----------         ----------

    Total Liabilities and
      Stockholders' Equity       $1,205,117         $1,392,977
                                 ==========         ==========


                See Accompanying Independent Accountants' Report
                   and Notes To Condensed Financial Statements











                                PLATRONICS, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME

                      Three Months Ended      Six Months Ended
                  -----------------------  -----------------------
                           March 31,                March 31,
                  -----------------------  -----------------------
                      1997       1998         1997         1998
                  ----------- -----------  ----------- -----------
Net Sales         $   982,358 $   977,659  $ 1,920,564 $ 1,988,949

Cost of Sales         846,830     834,121    1,691,095   1,677,211
                  ----------- -----------  ----------- -----------
Gross Profit          135,528     143,538      229,469     311,738

Operating Expenses:
  Selling, General
  and Administrative
  Expenses            140,744      93,816      263,722     180,541
                  ----------- -----------  ----------- -----------
Operating Income
(Loss)                 (5,216)     49,722      (34,253)    131,197
                  ----------- -----------  ----------- -----------
Other Income (Expense):
  Interest Expense       (931)    (13,787)      (1,759)    (13,787)
  Misc. Expense            --          --           --         350
                  ----------- -----------  ----------- -----------
Total Other Income
  (Expense)              (931)    (13,787)      (1,759)    (13,437)
                  ----------- -----------  ----------- -----------
Income (Loss) Before
  Provision for Taxes
  on Income            (6,147)     35,935      (36,012)    117,760

Provision for Taxes
  on Income                --         175           --         175
                  ----------- -----------  ----------- -----------
Net Income (Loss)  $   (6,147) $   35,760   $  (36,012) $  117,585
                  =========== ===========  =========== ===========
Earnings (Loss)
Per Share          $    (0.01) $     0.04   $    (0.04) $     0.13
                  =========== ===========  =========== ===========
Weighted Average
  Number of Shares of
  Common Shares
  Outstanding         910,031     910,031      910,031     910,031
                  =========== ===========  =========== ===========


                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements




                         PLATRONICS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS

                                             Six Months Ended
                                        --------------------------
                                                  March 31,
                                        --------------------------
                                           1997             1998
                                        ---------        ---------
Operating Activities:
  Net Income (Loss)                     $ (36,012)       $ 117,585
                                        ---------        ---------
  Adjustments to Reconcile Net
    Income (Loss) to Net Cash
    Provided by (Used in)
    Operating Activities
  Depreciation & Amortization              22,503           15,884

  Changes in Assets and
    Liabilities:
      Accounts Receivable                 (22,306)          25,347
      Inventories                          31,669         (121,887)
      Prepaid Expenses                    (23,205)          (4,404)
      Deferred Rental
        Obligations                            --           (5,000)
      Accounts Payable, Accrued
        Expenses and Taxes                 10,895          116,034
                                        ---------        ---------
        Total Adjustments                  19,556           25,974
                                        ---------        ---------
        Net Cash Provided By
         (Used in) Operating
         Activities                       (16,456)         143,559
                                        ---------        ---------
Investing Activities:
  Capital Expenditures                         --         (113,185)
                                        ---------        ---------
    Net Cash Used in Investing
      Activities                               --         (113,185)
                                        ---------        ---------
Financing Activities:
  Decrease in Long Term Debt              (15,055)         (40,759)
                                        ---------        ---------
    Net Cash Used in Financing
      Activities                          (15,055)         (40,759)
                                        ---------        ---------


                                   (continued)

                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements


                                PLATRONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (continued)

                                             Six Months Ended
                                        --------------------------
                                                  March 31,
                                        --------------------------
                                           1997             1998
                                        ---------        ---------
Net Decrease in
  Cash and Cash Equivalents               (31,511)         (10,385)

Cash and Cash Equivalents -
  Beginning of Period                      80,100           45,297
                                        ---------        ---------

Cash and Cash Equivalents -
  End of Period                         $  48,589        $  34,912
                                        =========        =========

Cash Paid During the Period For:
  Interest                              $   1,759        $  13,787
  Income Taxes                                 --              175



For the purposes of the statement of cash flows, the company considered all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.


                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements




















                                PLATRONICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Presentation of Interim Information

      In the opinion of the management of Platronics, Inc. the accompanying condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three months and six months ended March 31, 1997 and 1998, and cash flows for the six months ended March 31,1997 and 1998. Interim results are not necessarily indicative of results for a full year.

      The condensed financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the company's audited financial statements and notes for the fiscal year ended September 30, 1997.

2. Inventories

      Inventories are summarized as follows:

                           September 30,        March 31,
                           -------------        ---------
                               1997               1998
                            ---------           ---------

          Raw Materials     $ 392,177           $ 509,064
          Finished Goods       10,000              15,000
                            ---------           ---------
                            $ 402,177           $ 524,064
                            =========           =========

3.  Note Payable - Related Party

      Note payable represents an unsecured loan from a shareholder owning a majority of the outstanding stock. The note as of March 31, 1998 is a two-year note payable monthly including interest at 8%. The note matures December 31, 1999.















                                PLATRONICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

4. Restatement

      The accompanying condensed financial statements for the six months ended March 31, 1998 includes prior-period information that has been retroactively restated after the initial reporting of the three months ended December 31, 1997. Manufacturing overhead has been adjusted by $32,926 to properly reflect capitalization of plating equipment. The effect was to increase net income for the three months ended December 31, 1997 by $32,926 ($.03 per share).









































Item 2.  Management's Discussion and Analysis or Plan of
Operation.

     The following is management's discussion and analysis of certain significant factors which have affected the Company's condensed statement of operation.

     The Company's income from operations before provision for income taxes for the second quarter of fiscal 1998 was $49,722, as compared to loss of $5,216 in the second quarter of fiscal 1997. Net sales were $982,358 during the second quarter of fiscal 1997 and were $977,659 during the second quarter of fiscal 1998.

     The Company's profit for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 was due to an increase in sales as a result of a stronger and more aggressive sales effort accompanied by a reduction in factory overhead and general and administrative costs.


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


Date May 21, 1998