Form 10QSB
period 1998-06-30
PLATRONICS INC
filed 1998-08-14
CIK 79090

FORM 10QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Yes |_|   No |X|

      Indicate by check mark whether the registrant has filed all documents and reports required to filed by Sections 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

Yes |_|   No |X|

      Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date: 910,140 Common Shares Outstanding

                                      Index

Independent Accountants' Report

Financial Statements:

            Condensed Balance Sheets
            September 30, 1997 (audited) and
            June 30, 1998 (unaudited)

            Unaudited Condensed Statements of
            Income Three Months Ended
            June 30, 1997 and
            June 30, 1998,
            Income Nine Months Ended
            June 30, 1997 and
            June 30, 1998

            Condensed Statement of Cash Flows
            Nine Months Ended June 30, 1997
            and June 30, 1998

            Notes to Condensed Financial
            Statements

Management Discussion and Analysis or Plan of Operation.

Signatures

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Platronics, Inc.
Linden, New Jersey

The accompanying condensed balance sheet of Platronics, Inc. as of June 30, 1998 and the related condensed statements of income for the three month and nine month periods ended June 30, 1997 and 1998 and the condensed statements of cash flows for the nine months ended June 30, 1997 and 1998, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1998 were not audited by us, and, accordingly, we do not express an opinion on them.

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


Ferdinand, Ganek & Company, CPA, PA
Union, New Jersey
August 4, 1998

                                PLATRONICS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                          September 30          June 30,
                                        -----------------   -----------------
                                          1997 (Audited)     1998 (Unaudited)
                                        -----------------   -----------------

Current Assets:
  Cash                                       $    45,297         $    20,089
  Accounts Receivable - Net                      623,167             608,329
  Inventories                                    402,177             483,012
  Prepaid Expenses                                 4,259              11,182
                                             -----------         -----------
     Total Current Assets                      1,074,900           1,122,612

Property and Equipment - Net                      96,052             233,988

Security Deposits                                 34,165              34,165
                                             -----------         -----------

      Total Assets                           $ 1,205,117         $ 1,390,765
                                             ===========         ===========

                See Accompanying Independent Accountants' Report
                   and Notes To Condensed Financial Statements

                                PLATRONICS, INC.
                            CONDENSED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                          September 30,          June 30,
                                        -----------------   -----------------
                                          1997 (Audited)     1998(Unaudited)
                                        -----------------   -----------------

Current Liabilities:
  Note Payable - Related Party               $  350,000       $  188,813
  Accounts Payable                               97,304          271,726
  Deferred Rental Obligations-
    Current Portion                               5,834           10,000
                                             ----------       ----------
      Total Current Liabilities                 453,138          470,539
                                             ----------       ----------

Long-Term Liabilities
  Note Payable - Related Party                       --           92,800
  Deferred Rental Obligations-
    Long-Term                                    49,998           38,332
                                             ----------       ----------
       Long Term Liabilities                     49,998          131,132
                                             ----------       ----------

       Total Liabilities                        503,136          601,671
                                             ----------       ----------

Stockholders' Equity:
  Common Stock                                   91,003           91,003
  Additional Paid in Capital                      6,156            6,156
  Retained Earnings                             604,822          691,935
                                             ----------       ----------
    Total Stockholders' Equity                  701,981          789,094
                                             ----------       ----------

    Total Liabilities and
      Stockholders' Equity                   $1,205,117       $1,390,765
                                             ==========       ==========

                See Accompanying Independent Accountants' Report
                   and Notes To Condensed Financial Statements

                                PLATRONICS, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME

                                           Three Months Ended               Nine Months Ended
                                     ------------------------------  ---------------------------------
                                                June 30,                          June 30,
                                     ------------------------------  ---------------------------------
                                         1997            1998             1997             1998
                                     --------------  --------------  ---------------  ----------------

Net Sales                            $   930,930      $   995,584      $ 2,851,494      $ 2,984,534

Cost of Sales                            880,755          911,736        2,571,850        2,588,947
                                     -----------      -----------      -----------      -----------
  Gross Profit                            50,175           83,848          279,644          395,587

Operating Expenses:
  Selling, General and
    Administrative Expenses              142,568          108,411          406,290          288,953
                                     -----------      -----------      -----------      -----------

Operating Income (Loss)                  (92,393)         (24,563)        (126,646)         106,634
                                     -----------      -----------      -----------      -----------

Other Income (Expense):
  Interest Expense                        (1,262)          (5,909)          (3,021)         (19,696)
  Miscellaneous                               --               --               --              350
                                     -----------      -----------      -----------      -----------

Total Other Income (Expense)              (1,262)          (5,909)          (3,021)         (19,346)
                                     -----------      -----------      -----------      -----------

Income (Loss) Before Provision
  for Taxes on Income                    (93,655)         (30,472)        (129,667)          87,288

Provision for Taxes on Income                 --               --               --              175
                                     -----------      -----------      -----------      -----------

Net Income (Loss)                    $   (93,655)     $   (30,472)     $  (129,667)     $    87,113
                                     ===========      ===========      ===========      ===========

Earnings (Loss) Per Share            $     (0.10)     $     (0.03)     $     (0.14)     $      0.10
                                     ===========      ===========      ===========      ===========

Weighted Average Number of
  Shares of Common Shares
  Outstanding                            910,031          910,031          910,031          910,031
                                     ===========      ===========      ===========      ===========

                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements

                                PLATRONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended
                                        -------------------------------------
                                                      June 30,
                                        -------------------------------------
                                              1997                1998
                                        -----------------   -----------------

Operating Activities:
  Net Income (Loss)                         $(129,667)           $  87,113
                                            ---------            ---------
  Adjustments to Reconcile Net
    Income (Loss) to Net Cash
    Provided by Operating
    Activities
  Depreciation & Amortization                  31,278               30,286
  Changes in Assets and
    Liabilities:
      Accounts Receivable                      26,116               14,838
      Inventories                             144,385              (80,835)
      Prepaid Expenses                        (18,180)              (6,923)
      Security Deposits
         & Exchanges                               44                   --
      Deferred Rental
        Obligations                                --               (7,500)
      Accounts Payable, Accrued
        Expenses and Taxes                    (47,454)             174,422
                                            ---------            ---------

        Total Adjustments                     136,189              124,288
                                            ---------            ---------
        Net Cash Provided By
         Operating Activities                   6,522              211,401
                                            ---------            ---------

Investing Activities:
  Capital Expenditures                             --             (168,222)
                                            ---------            ---------
    Net Cash Used in Investing
      Activities                                   --             (168,222)
                                            ---------            ---------

                                   (continued)

                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements

                                PLATRONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                   Nine Months Ended
                                        -------------------------------------
                                                       June 30,
                                        -------------------------------------
                                              1997                1998
                                        -----------------   -----------------

Financing Activities:
  Decrease in Long Term Debt                 (2,462)              (68,387)
                                           --------              --------
    Net Cash Used in Financing
      Activities                             (2,462)              (68,387)
                                           --------              --------

Net Increase (Decrease) in
  Cash and Cash Equivalents                   4,060               (25,208)

Cash and Cash Equivalents -
  Beginning of Period                        80,100                45,297
                                           --------              --------

Cash and Cash Equivalents -
  End of Period                            $ 84,160              $ 20,089
                                           ========              ========

Cash Paid During the Period For:
  Interest                                 $  3,021              $ 17,818
  Income Taxes                                   --                   175

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

                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements

                                PLATRONICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Presentation of Interim Information

      In the opinion of the management of Platronics, Inc. the accompanying condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three months and nine months ended June 30, 1997 and 1998, and cash flows for the nine months ended June 30, 1997 and 1998. Interim results are not necessarily indicative of results for a full year.

      The condensed financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the company's audited financial statements and notes for the fiscal year ended September 30, 1997.

2.    Inventories

      Inventories are summarized as follows:

                                              September 30,          June 30,
                                              -------------          --------
                                                  1997                1998
                                                  ----                ----

          Raw Materials                        $ 392,177           $ 478,012
          Finished Goods                          10,000               5,000
                                               ---------           ---------
                                               $ 402,177           $ 483,012
                                               =========           =========

3.    Note Payable - Related Party

      Note payable represents an unsecured loan from a shareholder owning a majority of the outstanding stock. The note as of June 30, 1998 is a two-year note payable monthly including interest at 8%. The note matures December 31, 1999.

                                PLATRONICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

4.    Restatement

      The accompanying condensed financial statements for the nine months ended June 30, 1998 includes prior-period information that has been retroactively restated after the initial reporting of the three months ended December 31, 1997. Manufacturing overhead has been adjusted by $32,926 to properly reflect capitalization of plating equipment. The effect was to increase net income for the three months ended December 31, 1997 by $32,926 ($.03 per share).

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The following is management's discussion and analysis of certain significant factors which have affected the Company's condensed statement of operation.

      The Company's loss from operations before provision for income taxes for the third quarter of fiscal 1998 was $ (30,472), as compared to loss of $ (93,655) in the third quarter of fiscal 1997. Net sales were $ 930,930 during the third quarter of fiscal 1997 and were $ 995,584 during the third quarter of fiscal 1998.

      The Company's decreased loss for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 was due to (i) an increase in sales as a result of a stronger and more aggressive sales effort, (ii) added technological assistance and (iii) a reduction in salaries, factory overhead and general and administrative costs.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        PLATRONICS, INC.


                                        By /s/ Ronald Knigge
                                           -------------------------------------
                                           Ronald Knigge, Chairman,
                                           President & Chief Executive
                                           Officer


                                        By /s/ Mary Lou Palumbo
                                           -------------------------------------
                                           Mary Lou Palumbo,
                                           Principal Accounting Officer

Date August 14, 1998