Form 10KSB
period 1998-09-30
PLATRONICS INC
filed 1999-01-14
CIK 79090

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            Annual Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 1998
                           Commission File No. 0-3425

                                PLATRONICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                        22-1440857
-------------------------------                  -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer or
incorporation or organization)                         Identification No.)

301 Commerce Road, Linden, New Jersey                     07036
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: (908) 862-3600

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes |X|                      No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure fill be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorpored by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year.

                                   $3,761,631

      As of January 8, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 958,850 as computed by reference to the average bid and ask prices of the stock.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

            Date                          Number of Shares Outstanding
            ----                          ----------------------------

      October 21, 1998                       910,031 Common Shares

                                     PART I

Item 1. Business

General Development of Business

      Platronics, Inc. (the "Company") is a New Jersey corporation incorporated on September 28, 1946.

      As of September 30, 1998, there was no material change in the nature of the business done by the Company during the prior year.

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

      Customers: The Company had one (1) customer which accounted for 30% or more of the Company's gross revenues during the fiscal year ended September 30, 1998 and two (2) other customers which each accounted for 10% or more of the Company's gross revenues during such fiscal year.

      Backlog Orders: There was no material backlog of unshipped orders believed to be firm as of September 30, 1998 and September 30, 1997, respectively.

      Employees: The Company has thirty-six (36) full time employees and no part time employees.

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

      As in prior years, price and service are the principal areas of competition between the Company and its competitors. In particular, heightened competition for customers has increased competition in the area of prices. As a result, the Company has experienced a decrease in sales over the last two years.

      Marketing: The Company advertises its electroplating services in trade magazines, brochures, catalogues, and newsletters and by direct mail.

      Research and Development and Year 2000 Issues: The Company does not expend any material amounts for research and development, nor does it expend any material amounts in connection with the year 2000.

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

Item 3. Pending Legal Proceedings

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company did not submit any matter to a vote of the owners of the Companies securities during the fourth quarter of the Company's fiscal year ended September 30, 1998.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

      (a)   Trading of Common Stock

            The principal market on which the Company's common stock is being traded is the over-the-counter market. Due to the relatively small and declining number of shareholders of the Company's stock, trading is infrequent and the public market for the Company's stock is limited. The following is bid information for the fiscal year ended September 30, 1998.

                         High Ask                  Low Bid
                         --------                  -------
1st quarter               4 3/8                       2
2nd quarter               3                           2
3rd quarter               4                         1 3/4
4th quarter               4 1/4                       3
Source: Internet

The above quotations may reflect inter-dealer transactions, without retail markup, mark-down or commission and may no represent actual transactions.

      (b) As of September 30, 1998, there were approximately 527 shareholders of the Company's common stock.

      (c) No cash dividends have been paid by the Company during the past two years with respect to its common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

      This Item 6 includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Item 6 are forward-looking statements. Although the Company believes that the expectations and assumptions reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

      Management is encouraged by numerous developments that have occurred and are occurring in the Company's business activities.

      Orders received have increased and the number of new quotations for new product requirements for major established customers has also increased.

      The Company is considering the adoption of a new marketing plan to further attract additional customers as well. If adopted, it is management's expectation that this new planned marketing program will generate increased sales in 1999. The Company has manufactured a new automated reel-to-reel gold-plating machine which will increase the output of its gold-plated telephony and computer connection products by as much as forty (40%) percent. This new modern automatic machine is expected to be on line prior to March 1, 1999.

      Management believes that its sales in 1998 were lower than 1997 and lower than expected largely because of the pressure placed upon the electronics market by competition from abroad, mainly Asia and due to the decrease in the cost of gold. In addition, the lower pricing available to the Company's customers and prospects, because of competition and the fluctuation in the value of the U.S. dollar, have also contributed to lower than desired and expected sales.

      In spite of previous favorable projections for new business, a decline in the aerospace, computer and electronics field was felt in the industry because of the so-called Asian problem. This instability has caused a temporary curtailment of shipments to several major governmental and electronic industrial contracts. This temporary condition has resulted in the Company's declining sales figures from 1997 to 1998. The reduction was as follows:

            Sales in 1997     $3,999,668
            Sales in 1998     $3,761,631

      However, it is noteworthy that despite the declining sales, as a result of economies put in place by Management, the Company's net income increased. The Company's net loss in 1997 was $196,784.

      The company's profit in 1998 was $8,905.00. The most significant element of uncertainty known to the Company is the fluctuation in market prices of precious metals, particularly gold, which are employed as raw materials in the Company's business operations. This factor especially affects the Company's liquidity due to its need to keep sizable inventories of gold. To counteract its exposure to gold price fluctuations, the Company has continued its policy of reducing its gold inventory to the lowest practical level.

      The Company's only significant internal source of liquidity is its accounts receivable. The collectability period of receivables, which generally averaged 45-60 days during the fiscal year ended September 30, 1998 and was generally consistent with the past operating history of the Company. Nevertheless, in 1998, the Company experienced collectability periods in some cases of as long as 90 days.

      In the fiscal year ended September 30, 1998 the Company made a capital expenditure of $172,022 for an automatic reel to reel plating machine.

      The Company does not anticipate any major expenditures in connection with the year 2000.

      The Company is in need of additional capital and hopes to obtain same from a private offering of its securities. If it is successful in such an offering, it intends to initiate an acquisition strategy to acquire small plating companies. Management believes that other small plating companies can be successfully added to the Company's operations and provide significant economies of scale. While there is no assurance that such acquisitions will actually be completed and if completed, that such acquisitions will contribute to the Company's profits. Management believes that this fragmented acquisition or roll-up strategy will allow the Company to increase its sales and profits and competitive position.

            In summary, Management believes that the economic programs it has put into place have returned and will continue to return the Company to profitability. Management further believes that by a diligent and aggressive strategic marketing program and a fragmented industry acquisition program, it will obtain a greater share of the marketplace and enhance profitability. As a small company, however, there is no assurance that the Company will be able to achieve its goals and objectives.

Item 7. Financial Statements and Supplementary Data

      See Financial Statements attached hereto. The Index of Financial Statements is located at page 16 of this filing.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The names of the directors, together with certain information regarding them, are as follows:

                                    Year
                                    First
Name of                             Became         Term           Position
Directors (A)           Age         Director      Expires         With Company
-------------           ---         --------      -------         ------------
Ronald Knigge           54          1997        April, 1998(B)    Chairman,
                                                                  President
                                                                  and Chief
                                                                  Executive
                                                                  Officer

John R. Palumbo,        53          1979        April, 1998(B)    Vice
Jr.                                                               President

Ralph J. Pocaro         73          1997        April, 1998(B)    Director

Alan VanNess            59          1997        April, 1998(B)    Director

(A) There is not currently in force or effect any arrangement pursuant to the terms of which any nominee has agreed to cause his votes to be cast for the election of any other nominee or director.

(B) Since the Company did not conduct an Annual Meeting of Shareholders in 1998 to elect directors, all of the directors are serving in a holdover capacity until the next Annual Meeting of Shareholders.

      The Company's Chairman, President and Chief Executive Officer is Ronald Knigge. Mr. Knigge is fifty-four (54) years of age, and first became an executive at the Company in July, 1997, with over thirty (30) years experience in the operation of electroplating business. Mr. Knigge is also the President of Ideal Plating & Polishing Co., Inc., as well as the President of the Independence Plating Corp., both successful metal finishing concerns. Independence Plating Corp. is primarily involved in the defense industry and Ideal Plating & Polishing Co., Inc., is a volume barrel plating facility supplying electronic-grade, tin, tin/lead, and related coatings for the electronic industry.

      Both Ideal Plating and Polishing Co., Inc. and Independence Plating Corp. are unrelated to the Company and the Company and its shareholders have no interest whatsoever therein.

      Other key executives include:

      Mr. John Palumbo, Jr., Vice President and Director. Mr. Palumbo has been employed by the Company for over the past 25 years, including many years as its President. He has primary responsibility for new production activities, and new equipment management.

      Mrs. MaryLou Palumbo, Secretary/Treasurer. Mrs. Palumbo has been an employee for over 16 years, involved with the company's growth through financial planning, increased business potential, and related responsibilities.

      The other directors of the Company are:

      Mr. Ralph Pocaro, Director. Mr. Pocaro has a degree in engineering and is also an attorney at law of the State of New Jersey, where he has practiced law for over 39 years. Mr. Pocaro has an appreciation for the technical and legal aspects of the Company's business.

      Mr. Alan Van Ness, Director, is the Secretary/Treasurer of the ALFA Machine Co., Fairfield, NJ. Mr. Van Ness runs a machine shop catering to electronics, medical and aerospace industries. Mr. Van Ness is expert in the fabrication of metal parts for the some of the same customers as the Company.

Item 10. Executive Compensation

                           Summary Compensation Table

                  Annual Compensation          Long Term Comp.
                  -------------------          ---------------
                         Other  Rest.        Opt/    LTIP  Other
Name      Salary  Bonus  Comp.  StockAwds.   SARS    Pay.  Comp.
----      ------  -----  -----  ----------   ----    ----  -----
Ronald
Knigge,
CEO         0       0      0       0        303,344   0     0

      Mr. Ronald Knigge, the Chairman of the Board, President and Chief Executive Officer, was not paid any direct compensation during the fiscal year ended September 30, 1998. Mr. Knigge was granted stock options to purchase 303,344 shares of the Common Stock of the Company at five ($.05) cents per share.

      None of the other executive officers of the Company was paid remuneration in excess of $100,000.

      No compensation was paid to the members of the Company's Board of Directors for serving as Board members.

      Option/SAR Grants in Last Fiscal Year

        Number of     % of Total
        Securities    Options
        Underlying    Granted to    Exercise    Expiration
Name    Options       Employees     Price          Date
----    -------       ---------     -----          ----
Ronald   303,344         100%        $.05      July 1, 2007
Knigge

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The Company has one class of capital stock, Common Stock, $.10 Par Value, of which, as of September 30, 1997, 910,031 shares were outstanding. Each outstanding share of Common Stock is entitled to one vote.

      (a) Security Ownership of Certain Beneficial Owners

      The following chart sets forth, as of December 29, 1998, information concerning the security ownership of those beneficial owners who are known by the Company to own beneficially more than 5% of the Common Stock of the Company:

                   Name and                       Amount and
                  Address of                      Nature of         Percent
Title of          Beneficial                      Beneficial        of
 Class               Owner                        Ownership         Class
--------          ----------                      ----------        -------
 Common      Sheridan Printing Co., Inc.         615,000 shares      67.6%
             702 Hamilton Mall
             Allentown, Pa. 18101

      (b) Security Ownership of Management

      As of September 30, 1998, there was no security ownership by the management of the Company.

Item 12. Certain Relationships and Related Transactions

      As of September 30, 1998, the Company was indebted to Sheridan Printing Co., Inc., its principal shareholder, in the amount of $295,472, indebtedness bears interest at the rate of eight (8%) percent per annum and is due on December 31, 1999.

      During the year ended September 30, 1998, the Company purchased $50,856 of machinery from Independence Plating Corp., a company owned by Ronald Knigge, the Chairman of the Board, President and Chief Executive Officer of the Company and there was $31,810 of sales between the Company, on one hand, and Independence Plating Corp. and Ideal Plating & Polishing Co., Inc., both owned by Ronald Knigge, on the other hand.

      In addition, Independence Plating Corp. and Ideal Plating & Polishing Co., Inc. performed $114,829 of subcontract plating for the Company.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)1.  Financial Statements:                    Page
                   --------------------                     ----
            Report of Independent Certified
            Public Accountants ...........................   F-2

            Balance Sheet ................................   F-3

            Statement of Income ..........................   F-4

            Statement of Stockholders' Equity ............   F-6

            Statement of Cash Flows ......................   F-7

            Notes to Financial Statements ................   F-9

      2. All other schedules are inapplicable or the required information is included in the financial statements, the notes thereto, or in the schedules included herein.

      3. Exhibits

         None.

         (b) Reports on Form 8-K:

         None

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PLATRONICS,INC.
                                          Registrant


                                          /s/ Ronald Knigge
                                          --------------------------------
Date: January 8, 1999                     Ronald Knigge, President


                                          /s/ Mary Lou Palumbo
                                          --------------------------------
Date: January 8, 1999                     Mary Lou Palumbo,
                                          Principal Accounting
                                          Officer

                                PLATRONICS, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                        INDEX TO THE FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements:

      Balance Sheet as of September 30, 1998                                 F-3

      Statements of Income for the years ended September 30,
        1997 and 1998                                                        F-4

      Statements of Stockholders' Equity for the year ended
        September 30, 1997 and 1998                                          F-6

      Statements of Cash Flow for the years ended September 30,
        1997 and 1998                                                        F-7

Notes to the Financial Statements                                            F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Platronics, Inc.
Linden, New Jersey

We have audited the accompanying balance sheet of Platronics, Inc. as of September 30, 1998 and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Platronics, Inc. as of September 30, 1997 were audited by other auditors whose report dated October 29, 1997 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Platronics, Inc. as of September 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Ferdinand, Ganek & Company, CPA, PA
Union, New Jersey
November 23, 1998

                                PLATRONICS, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1998

                                     ASSETS

Current Assets:
     Cash                                                             $   66,257
     Trade receivables, less allowance for doubtful
       accounts of $11,184                                               485,884
     Inventory                                                           485,223
     Prepaid expenses                                                      7,920
                                                                      ----------

          Total Current Assets                                         1,045,284

Property and Equipment, net of accumulated depreciation                  236,491

Other Assets:
     Security deposit                                                     34,165
                                                                      ----------

Total Assets                                                          $1,315,940
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt                             $  248,610
     Accounts payable                                                    263,750
     Deferred rental obligations - current portion                        10,000
                                                                      ----------

          Total Current Liabilities                                      522,360

Long-Term Debt, less current maturities                                   46,862
Deferred Rental Obligations - Long Term                                   35,832
                                                                      ----------

          Total Liabilities                                              605,054
                                                                      ----------

Stockholders' Equity
     Common stock, $.10 par value
        authorized - 2,000,000, shares issued - 910,031                   91,003
     Paid in additional capital                                            6,156
     Retained Earnings                                                   613,727
                                                                      ----------

          Total Stockholders' Equity                                     710,886
                                                                      ----------

Total Liabilities and Stockholders' Equity                            $1,315,940
                                                                      ==========

               See accompanying notes to the financial statements

                                PLATRONICS, INC.
                              STATEMENTS OF INCOME

                                                    Years Ended September 30,
                                                  -----------------------------
                                                      1997              1998
                                                  -----------       -----------

Net Sales                                         $ 3,909,868       $ 3,761,631

Cost of Sales                                       3,540,568         3,291,591
                                                  -----------       -----------
  Gross Profit                                        369,300           470,040

Operating Expenses:
  Selling, General and
    Administrative Expenses                           562,269           436,542
                                                  -----------       -----------

Operating Income (Loss)                              (192,969)           33,498
                                                  -----------       -----------


Other Income (Expense)
  Interest Expense                                     (6,365)          (24,768)
  Miscellaneous                                            --               350
                                                  -----------       -----------

Total Other Income (Expense)                           (6,365)          (24,418)
                                                  -----------       -----------

Income (loss) before income taxes
   and extraordinary item                            (199,334)            9,080

Extraordinary item - gain on
   discharge of debt pursuant to
   Chapter 11 bankruptcy
   reorganization filing (net of
   tax effect of $0)                                    2,550                --
                                                  -----------       -----------

Income (Loss) before income taxes                    (196,784)            9,080

Provision for income taxes                                 --               175
                                                  -----------       -----------

Net Income (Loss)                                 $  (196,784)      $     8,905
                                                  ===========       ===========

                                   (continued)

             See the accompanying notes to the financial statements

                                PLATRONICS, INC.
                              STATEMENTS OF INCOME
                                   (continued)

                                                    Years Ended September 30,
                                                  -----------------------------
                                                      1997              1998
                                                  -----------       -----------

Earnings (Loss) per share:
   Income (loss) from operation                        (0.22)              0.01
   Extraordinary item                                     --                 --
                                                  ----------        -----------

      Earnings (Loss) per share                        (0.22)              0.01
                                                  ==========        ===========

Weighted Average Number of
 Common Shares Outstanding                           910,031            910,031
                                                  ==========        ===========

             See the accompanying notes to the financial statements

                                 PLATRONICS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                         Total
                                                  Paid in                            Shareholders'
                                Common Stock  Additional Capital  Retained Earnings     Equity
                                ------------  ------------------  -----------------     ------
Balance, September 30, 1996           91,003        $   6,156        $ 801,606         $ 898,765
Net loss for the year                     --               --         (196,784)         (196,784)
                                   ---------        ---------        ---------         ---------

Balance, September 30, 1997           91,003            6,156          604,822           701,981
Net income for the year                   --               --            8,905             8,905
                                   ---------        ---------        ---------         ---------

Balance, September 30, 1998           91,003        $   6,156        $ 613,727         $ 710,886
                                   =========        =========        =========         =========

               See accompanying notes to the financial statements

                                PLATRONICS, INC.
                           STATEMENTS OF CASH FLOWS

                                                    Years Ended September 30,
                                                  -----------------------------
                                                    1997                 1998
                                                  ---------           ---------

Operating activities:
Net income (loss)                                 $(196,784)          $   8,905
                                                  ---------           ---------
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities:
    Depreciation and amortization                    45,240              41,282
    Provision for doubtful accounts                      --              (3,160)
    (Increase)Decrease in:
       Accounts receivable                         (199,870)            140,443
       Inventories                                   66,630             (83,046)
       Prepaid expenses                               3,273              (3,661)

    Increase(Decrease) in:
       Accounts payable, accrued
         expenses and taxes                         (26,161)            166,446
       Deferred rental obligations                    7,499             (10,000)
                                                  ---------           ---------

    Total adjustments                              (103,389)            248,304
                                                  ---------           ---------

    Net cash provided by (used in)
      operating activities                         (300,173)            257,209
                                                  ---------           ---------

Investing activities:
   Capital expenditures                              (3,257)           (181,721)
                                                  ---------           ---------

   Net cash used in investing
      activities                                     (3,257)           (181,721)
                                                  ---------           ---------

               See accompanying notes to the financial statements

                                PLATRONICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                     Years Ended September 30,
                                                  -----------------------------
                                                    1997                 1998
                                                  ---------           ---------

Financing activities:
   Repayment of long-term debt                    $ (81,373)          $ (54,528)
   Proceeds from note payable                       350,000                  --
                                                  ---------           ---------

   Net cash provided by (used in)
      financing activities                          268,627             (54,528)
                                                  ---------           ---------

Net Increase (Decrease) in Cash                     (34,803)             20,960

Cash - Beginning of Year                             80,100              45,297
                                                  ---------           ---------

Cash - End of Year                                $  45,297           $  66,257
                                                  =========           =========

               See accompanying notes to the financial statements

                                PLATRONICS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

      Inventory

      Inventory, consisting primarily of plating materials, are valued at the lower of cost or market. Cost is determined on a first-in, first-out
      (FIFO) method

      Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization are computed by the straight line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

              Machinery and Equipment                          7 Years
              Automobile and Trucks                            5 Years
              Furniture and Fixtures                         5-7 Years
              Leasehold Improvements                          10 Years

      Maintenance and repairs are expensed as incurred. Cost of major replacements and renewals are capitalized. Upon retirement or other dispositions of property or equipment, the cost and accumulated depreciation are removed from the accounts and any gain or loss on disposition is recognized currently.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions and affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

                                PLATRONICS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Income Taxes

      Deferred taxes are provided for temporary differences in reporting certain transactions for financial and tax purposes, principally relating to net operating loss carryforwards.

      Earnings (Loss) Per Share

      Earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company maintains a simple capital structure and has no common stock equivalents.

2.    CONCENTRATION OF BUSINESS AND CREDIT RISK

      The majority of the Company's inventory is purchased from one supplier. The Company is subject to risk to the extent a supplier cannot satisfy the Company's purchase requirements. The Company sometimes must buy the precious metals it uses for plating materials in significant quantities. Such purchases require substantial periodic outlays of working capital. The Company is at risk to the extent that available working capital cannot meet the demand for inventory purchases.

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

      The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The company has not experienced any losses in such account. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Cash Flows Information

      Supplemental disclosure of cash flows information:

      Cash paid for:

                                                       Years Ended September 30,
                                                       -------------------------
                                                          1997         1998
                                                         ------      -------
        Interest                                         $6,365      $24,768
        Income Taxes                                         --          175

                                PLATRONICS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

3     COMMITMENTS

      The Company conducts its operation in a leased facility under a net, net, net lease. The lease is noncancelable and expires on June 20, 2003. The lease has been amended subsequent to the balance sheet date and the future minimum commitments, as amended, are as follows:

            September 30,
            -------------
                     1999                             $ 170,000
                     2000                               170,000
                     2001                               170,000
                     2002                               170,000
                     2003                                99,167
                                                      ---------
                                                      $ 779,167
                                                      =========

      The above rental commitments reflect the periods during which the actual obligations arise (per lease agreement). Rental expense has been charged to operations on a straight line basis which amounted to $160,000 for each year ended September 30, 1997 and 1998. The associated liability is presented in the balance sheet as a current and long-term deferred rental obligation liability of $10,000 and $35,832 respectively.

4.    PROPERTY AND EQUIPMENT

      The components of property and equipment at September 30, 1998 are as follows:

             Machinery and equipment               $ 1,624,790
             Automobiles and trucks                      6,389
             Furniture and fixtures                     94,365
             Pollution control equipment               169,749
             Leasehold improvement                     608,928
                                                   -----------

             Total property and equipment            2,504,221
             Less: accumulated depreciation          2,267,730
                                                   -----------

             Property and Equipment, Net           $   236,491
                                                   ===========

5.    INCOME TAXES

      As of September 30, 1998, federal loss carryforwards of approximately $1,159,448 expiring in years 2007 through 2012 and state loss carryforwards of $1,383,466 expiring in years 1997 through 2005 are available to offset future income.

                                PLATRONICS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

5.    INCOME TAXES (CONTINUED)

      The Company's net deferred tax asset consists of:

            Total deferred tax asset                           $ 476,390
            Less valuation allowance                             476,390
                                                               ---------
            Net deferred tax asset                                    --
                                                               =========

6.    EXTRAORDINARY ITEM

      Pursuant to the Plan of Reorganization, under a Chapter 11 bankruptcy filing dated June 25, 1996, the Company agreed to settle for 8% on the unsecured claims. The total settlement of $80,000, which included both secured and unsecured claims resulted in the company recognizing income in the amount of $2,550 and $-0- for the years ended September 30, 1997 and 1998, respectively

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

8.    RECLASSIFICATIONS

      In 1998, the Company changed its method of classifying certain expense transactions. Where practical, certain 1997 amounts previously reported on have been reclassified to conform to the 1998 classifications.

9.    LONG-TERM DEBT - RELATED PARTY

      Long-term debt at September 30, 1998 consisted of the following:

            Note payable with interest at 8% due
            December 31, 1999, unsecured from a
            shareholder owning a majority of the
            outstanding stock                                  $ 295,472

            Less current portion                                 248,610
                                                               ---------
            Long-term debt                                     $  46,862
                                                               =========

                                PLATRONICS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

9.    LONG-TERM DEBT - RELATED PARTY (CONTINUED)

      Maturities of long-term debt as of September 30, 1998 are:

                  Year Ended
                 September 30,
                 -------------
                     1999                              $ 46,862
                     2000                                    --
                     2001                                    --
                     2002                                    --
                     2003                                    --
                                                       --------
                                                       $ 46,862
                                                       ========

10.   STOCK OPTIONS

      On July 1, 1997, the Company established a non-statutory stock option plan for key management employees to provide an incentive for such employees to expand and improve the profits and prosperity of the Company and to assist the Company in attracting and retaining key personnel through the grant of options to purchase shares of the Company's common stock. The maximum number of shares of stock that may be optioned or sold under the plan is 303,344 shares. Such shares may be treasury, or authorized, but unissued, shares of stock of the Company. Under the plan, the purchase price for stock under each option shall be 100 percent of the fair market value of the stock at the time the option is granted or the date the employee commences employment if the option grant is part of the employment agreement with a prospective employee. No option may be exercised after the expiration of ten years from the date it is granted. On July 1, 1997, an option to purchase a total of 303,344 shares of stock of the Company was granted to a key management personnel, subject in all respects to the terms and provisions of the non-statutory stock option plan. The option price as determined by the Board of Directors of the Company is five ($.05) cents per share.

11.   RELATED PARTY TRANSACTIONS

      During the year ended September 30, 1998, the Company purchased $50,856 of machinery from a company controlled by an officer of Platronics, Inc. Subcontract labor of $114,829 was performed by companies controlled by an officer of the Company and there was $31,810 of sales between Platronics, Inc. and companies controlled by an officer of the Company. As of September 30, 1998, accounts receivable and accounts payable from these related parties amounted to $31,810 and $46,959, respectively.