Form 10-Q
period 1998-12-31
PLATRONICS INC
filed 1999-02-11
CIK 79090

FORM 10QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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


PART I--Financial Information

Item 1. Financial Statements

Independent Accountants' Report

Financial Statements:

          Condensed Balance Sheets
          September 30, 1998 (audited) and
          December 31, 1998 (unaudited)

          Unaudited Condensed Statements of
          Income Three Months Ended
          December 31, 1997 and
          December 31, 1998

          Condensed Statement of Cash Flows
          Three Months Ended December 31, 1997
          and December 31, 1997

          Notes to Condensed Financial
          Statements

Item 2. Management Discussion and Analysis or Plan of Operation.

PART II-Other Information.

Item 4. Submission of Matters to a Vote of Security Holders.

Signatures

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Platronics, Inc.
Linden, New Jersey

The accompanying condensed balance sheet of Platronics, Inc. as of December 31, 1998 and the related condensed statements of income and cash flows for the three months ended December 31, 1997 and 1998, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 1998 were not audited by us, and, accordingly, we do not express an opinion on them.

We have previously auditied, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1998, and the related statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated November 23, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 1998 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Ferdinand, Ganek & Company, CPA, PA
Union, New Jersey
February 4, 1999

PART 1--FINANCIAL STATEMENTS.

Item 1.  Financial Statements.

                                PLATRONICS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                             September 30,      December 31,
                                           ----------------   ----------------
                                            1998 (Audited)    1998 (Unaudited)
                                           ----------------   ----------------

Current Assets:
   Cash                                    $         66,257   $         81,670
   Accounts Receivable                              485,884            493,929
   Inventories                                      485,223            478,533
   Prepaid Expenses                                   7,920              7,500
                                           ----------------   ----------------

      Total Current Assets                        1,045,284          1,061,632

Property and Equipment-Net                          236,491            249,137

Security Deposits                                    34,165             34,165
                                           ----------------   ----------------

      Total Assets                         $      1,315,940   $      1,344,934
                                           ================   ================

                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements

                                PLATRONICS, INC.
                            CONDENSED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                      September 30,     December 31,
                                    ---------------   ---------------
                                     1998 (Audited)   1998 (Unaudited)
                                    ---------------   ---------------

Current Liabilities:

  Note Payable-Related Party        $       248,610   $       325,473
  Accounts Payable                          263,750           334,537
  Deferred Rental Obligations-
   Current Portion                           10,000            10,000
                                    ---------------   ---------------

      Total Current Liabilitiers            522,360           670,010
                                    ---------------   ---------------

Long-Term Liabilities:

   Note Payable-Related Party                46,862                --
   Deferred Rental Obligations-
      Long-Term                              35,832            33,332
                                    ---------------   ---------------

      Total Long-Term Liabilities            82,694            33,332
                                    ---------------   ---------------

      Total Liabilities                     605,054           703,342
                                    ---------------   ---------------

Stockholders' Equity:
   Common Stock                              91,003            91,003
   Additional Paid in Capital                 6,156             6,156
   Retained Earnings                        613,727           544,433
                                    ---------------   ---------------

     Total Stockholders' Equity             710,886           641,592
                                    ---------------   ---------------

     Total Liabilities and
        Stockholders' Equity        $     1,315,940   $     1,344,934
                                    ===============   ===============

                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements

                                PLATRONICS, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME

                                        Three Months Ended
                                            December 31,
                                            ------------
                                       1997              1998
                                       ----              ----

Net Sales                        $     1,011,291   $       873,665

Cost of Sales                            843,089           826,277
                                 ---------------   ---------------

   Gross Profit                          168,202            47,388

Operating Expenses:
   Selling, General and
      Administrative Expenses             86,727           112,262
                                 ---------------   ---------------

Operating Income (Loss)                   81,475           (64,874)
                                 ---------------   ---------------

Other Income (Expense):
   Interest  Expense                          --            (4,218)
   Miscellaneous Income                      350                --
                                 ---------------   ---------------

Total Other Income (Expense)                 350            (4,218)
                                 ---------------   ---------------

Income (Loss) Before Provision
   for Taxes on Income                    81,825           (69,092)

Provision for Taxes on Income                 --               200
                                 ---------------   ---------------

Net Income (Loss)                $        81,825   $       (69,292)
                                 ===============   ===============

Earnings (Loss) Per Share        $          0.09   $         (0.08)
                                 ===============   ===============

Weighted Average Number of
   Shares of Common Shares
   Outstanding                           910,031           910,031
                                 ===============   ===============

                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements

                                PLATRONICS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                                        Three Months Ended
                                            December 31,
                                            ------------
                                        1997            1998
                                        ----            ----

Operating Activities:
  Net Income (Loss)                 $     81,825    $    (69,293)
                                    ------------    ------------
  Adjustments to Reconcile Net
    Income (Loss) to Net Cash
    Provided by (Used in)
    Operating Activities
  Depreciation & Amortization              7,341          12,094
  Changes in Assets and
    Liabilities:
      Accounts Receivable                127,458          (8,045)
      Inventories                        (70,052)          6,690
      Prepaid Expenses                     4,259             420
      Deferred Rental Obligations         (2,500)         (2,500)
      Accounts Payable, Accrued
        Expenses and Taxes               (33,464)         70,787
                                    ------------    ------------

        Total Adjustments                 33,042          79,446
                                    ------------    ------------

        Net Cash Provided By
        (Used in) Operating
        Activities                       114,867          10,153
                                    ------------    ------------

Investing Activities:
  Capital Expenditures                   (32,926)        (24,740)
                                    ------------    ------------

        Net Cash Used in
        Investing Activities             (32,926)        (24,740)
                                    ------------    ------------

Financing Activities:
  Note Payable Proceeds                       --          30,000
                                    ------------    ------------

        Net Cash Provided by
        Financing Activities                  --          30,000
                                    ------------    ------------

                                   (continued)

                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements

                                PLATRONICS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                                   (continued)

                                              Three Months Ended
                                                  December 31,
                                                  ------------
                                               1997           1998
                                               ----           ----

Net Increase in Cash and
  Cash Equivalents                         $     81,941   $     15,413

Cash and Cash Equivalents -
  Beginning of Period                            45,297         66,257
                                           ------------   ------------

Cash and Cash Equivalents -
  End of Period                            $    127,238   $     81,670
                                           ============   ============

Cash Paid During the Period For:
  Interest                                 $         --   $         --
  Income Taxes                                       --             --

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

                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements

                                PLATRONICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Presentation of Interim Information

      In the opinion of the management of Platronics, Inc. the accompanying condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 1998 and the results of operations and cash flows for the three months ended December 31, 1997 and 1998. Interim results are not necessarily indicative of results for a full year.

      The condensed financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the company's audited financial statements and notes for the fiscal year ended September 30, 1998

2.    Inventories

      Inventories are summaried as follows:

                                        September 30,       December 31,
                                            1998               1998
                                            ----               ----

      Raw Materials                     $    464,223       $    466,533
      Finished Goods                          21,000             12,000
                                        ------------       ------------
                                        $    485,223       $    478,533
                                        ============       ============

3.    Note Payable - Related Party

      Note payable represents an unsecured loan from a shareholder owning a majority of the outstanding stock. The note as of December 31, 1998 is payable monthly including interest at 8%. The note matures December 31, 1999.

                                PLATRONICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

4.    Restatement

      The accompanying condensed financial statements for the three months ended December 31, 1998 include prior-period information that has been retroactively restated after the initial reporting of the three months ended December 31, 1997. Manufacturing overhead as been adjusted by $32,926 to properly reflect capitalization of plating equipment. The effect was to increase net income for the three months ended December 31, 1997 by $32,926 ($.03 per share).

Item 2.  Management's Discussion and Analysis or Plan of Operation.

      The Company's loss from operations before provision for income taxes for the first quarter of fiscal 1999 was ($ 69,092), as compared to income of $ 81,825 in the first quarter of fiscal 1998. Net sales were $ 873,665 during the first quarter of fiscal 1998 and were $ 1,011,291 during the first quarter of fiscal 1998.

      The Company's decrease in sales were attributable to a two week plant shut-down during this quarter and weakened demand for orders which the Company attributes to uncertainty during this period about future military spending.

      In addition, selling, general and administrative expenses increased due to certain non-recurring expenses incurred by the Company in connection with marketing activities.

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

      A special meeting of shareholders was held on November 24, 1998 for the purposes of amending the Certificate of Incorporation of the Registrant to increase the number of authorized shares from Two Million Shares to Ten Million Shares of Common Stock and to adopt the majority voting provisions of the New Jersey Business Corporation Act for all shareholder action which heretofore required the vote of the holders of two-thirds (2/3rds) of the common stock present and voting.

      The proposal to amend the Certificate of Incorporation of the Registrant to increase the number of authorized shares from Two Million to Ten Million shares of Common Stock was adopted by the required vote of the holders of two-thirds (2/3rds) of the issued and outstanding shares of stock, with 619,500 of the 910,031 shares of issued and outstanding shares voting in favor of the proposal. There were no votes against the proposal.

      The proposal to amend the Certificate of Incorporation of the Registrant to adopt the majority voting requirements of the New Jersey Business Corporation Act, which provides that a majority of those present and voting, provided that a quorum was present, would be required to approve shareholder action regarding future amendments to the Certificate of Incorporation of the Registrant, mergers and consolidations, sales of substantially all of the assets of the Registrant not in the ordinary course of business, or the dissolution of the Registrant, rather than two-thirds of the issued and outstanding shares of stock, was adopted by the required vote of the holders of two-thirds (2/3rds) of the issued and outstanding shares of stock, with 619,500 of the 910,031 shares of issued and outstanding shares voting in favor of the proposal. There were no votes against the proposal.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       PLATRONICS, INC.


                                       By /s/ Ronald Knigge
                                          --------------------------------------
                                          Ronald Knigge, Chairman,
                                          President & Chief Executive
                                          Officer

                                       By /s/ Mary Lou Palumbo
                                          --------------------------------------
                                          Mary Lou Palumbo,
                                          Principal Accounting Officer

Date February 12, 1999