Form 10-Q
period 1999-03-31
PLATRONICS INC
filed 1999-05-20
CIK 79090

FORM 10QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

Commission File Number  0-3425

                                PLATRONICS, INC.
             (Exact name of registrant as specified in its charter)

         New Jersey                                             22-1440857
(State or other jurisdiction                                  (IRS Employer
     of incorporation)                                      Identification No.)

  301 Commerce Road, Linden, New Jersey                           07036
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

                                      Index

PART I--Financial Information

Item 1. Financial Statements

Independent Accountants' Report ...........................................   1

Financial Statements:

          Condensed Balance Sheets
          September 30, 1998 (audited) and
          March 31, 1999 (unaudited) ......................................   2

          Unaudited Condensed Statements of
          Income Three Months Ended
          March 31, 1998 and March 31, 1999
          and Six Months Ended March 31, 1998
          and March 31, 1999 ..............................................   4

          Condensed Statement of Cash Flows
          Six Months Ended March 31, 1998
          and March 31, 1999 ..............................................   5

          Notes to Condensed Financial
          Statements ......................................................   7

Item 2. Management Discussion and Analysis or Plan of
Operation .................................................................   9

Signatures ...............................................................   9

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The Company's loss from operations before provision for income taxes for the second quarter of fiscal 1999 was ($ 65,073), as compared to income of $ 35,935 in the second quarter of fiscal 1998. Net sales were $ 977,659 during the second quarter of fiscal 1998 and were $ 793,229 during the second quarter of fiscal 1999.

      The Company attributes its decrease in sales to a general softening of the domestic electronics market because of less expensive foreign imports.

      In addition, selling, general and administrative expenses increased due to certain non-recurring expenses incurred by the Company in connection with a proposed private offering of its securities.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   PLATRONICS, INC.


                                   By /s/ Ronald Knigge
                                      ------------------------------------------
                                      Ronald Knigge, Chairman,
                                      President & Chief Executive Officer


                                   By /s/ Mary Lou Palumbo
                                      ------------------------------------------
                                      Mary Lou Palumbo,
                                      Principal Accounting Officer

Date May 19, 1999

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Platronics, Inc.
Linden, New Jersey

The accompanying condensed balance sheet of Platronics, Inc. as of March 31, 1999 and the related condensed statements of income for the three month and six month periods ended March 31, 1998 and 1999 and the condensed statements of cash flows for the six months ended March 31, 1998 and 1999, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 1999 were not audited by us, and, accordingly, we do not express an opinion on them.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1998, and the related statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated November 23, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in in the accompanying condensed balance sheet as of September 30, 1998 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Ferdinand, Ganek & Company, CPA, PA
Union, New Jersey
May 13, 1999

                                PLATRONICS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                              September 30         March 31,
                                           -----------------   -----------------
                                             1998 (Audited)    1999 (Unaudited)
                                           -----------------   -----------------
Current Assets:
  Cash                                         $   66,257          $   46,626
  Accounts Receivable - Net                       485,884             486,303
  Inventories                                     485,223             488,268
  Prepaid Expenses                                  7,920              23,852
                                               ----------          ----------
     Total Current Assets                       1,045,284           1,045,049

Property and Equipment - Net                      236,491             273,711

Other Assets:
  Security Deposits                                34,165              34,165
  Deposits on Equipment                                --               5,000
                                               ----------          ----------

      Total Assets                             $1,315,940          $1,357,925
                                               ==========          ==========

                See Accompanying Independent Accountants' Report
                   and Notes To Condensed Financial Statements

                                PLATRONICS, INC.
                            CONDENSED BALANCE SHEETS

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                            September 30,         March 31,
                                           --------------     ----------------
                                           1998 (Audited)     1999 (Unaudited)
                                           --------------     ----------------
Current Liabilities:
  Note Payable - Related Party              $    248,610        $    315,473
  Accounts Payable                               263,750             425,125
  Deferred Rental Obligations-
    Current Portion                               10,000              10,000
                                            ------------        ------------
      Total Current Liabilities                  522,360             750,598
                                            ------------        ------------

Long-Term Liabilities
  Note Payable - Related Party                    46,862                  --
  Deferred Rental Obligations-
    Long-Term                                     35,832              30,832
                                            ------------        ------------
       Long Term Liabilities                      82,694              30,832
                                            ------------        ------------

       Total Liabilities                         605,054             781,430
                                            ------------        ------------

Stockholders' Equity:
  Common Stock                                    91,003              91,003
  Additional Paid in Capital                       6,156               6,156
  Retained Earnings                              613,727             479,336
                                            ------------        ------------
    Total Stockholders' Equity                   710,886             576,495
                                            ------------        ------------

    Total Liabilities and
      Stockholders' Equity                  $  1,315,940        $  1,357,925
                                            ============        ============

                See Accompanying Independent Accountants' Report
                   and Notes To Condensed Financial Statements

                                PLATRONICS, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME

                                       Three Months Ended                 Six Months Ended
                                  -----------------------------     -----------------------------
                                            March 31,                          March 31,
                                  -----------------------------     -----------------------------
                                      1998             1999             1998             1999
                                  ------------     ------------     ------------     ------------
Net Sales                         $    977,659     $    793,229     $  1,988,949     $  1,666,893

Cost of Sales                          834,121          758,099        1,677,211        1,584,377
                                  ------------     ------------     ------------     ------------
  Gross Profit                         143,538           35,130          311,738           82,516

Operating Expenses:
  Selling, General and
    Administrative Expenses             93,816           96,857          180,541          209,118
                                  ------------     ------------     ------------     ------------

Operating Income (Loss)                 49,722          (61,727)         131,197         (126,602)
                                  ------------     ------------     ------------     ------------

Other Income (Expense):
  Interest Expense                     (13,787)          (3,346)         (13,787)          (7,564)
  Miscellaneous Income                      --               --              350               --
                                  ------------     ------------     ------------     ------------

Total Other Income (Expense)           (13,787)          (3,346)         (13,437)          (7,564)
                                  ------------     ------------     ------------     ------------

Income (Loss) Before Provision
  for Taxes on Income                   35,935          (65,073)         117,760         (134,166)

Provision for Taxes on Income              175               25              175              225
                                  ------------     ------------     ------------     ------------

Net Income (Loss)                 $     35,760     $    (65,098)    $    117,585     $   (134,391)
                                  ============     ============     ============     ============

Earnings (Loss) Per Share         $       0.04     $      (0.07)    $       0.13     $      (0.15)
                                  ============     ============     ============     ============

Weighted Average Number of
  Shares of Common Shares
  Outstanding                          910,031          910,031          910,031          910,031
                                  ============     ============     ============     ============

                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements

                                PLATRONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                     -------------------------
                                                              March 31,
                                                     -------------------------
                                                        1998           1999
                                                     ----------     ----------
Operating Activities:
  Net Income (Loss)                                  $  117,585     $ (134,391)
                                                     ----------     ----------
  Adjustments to Reconcile Net
    Income (Loss) to Net Cash
    Provided by (Used in)
    Operating Activities
  Depreciation & Amortization                            15,884         24,188
  Changes in Assets and
    Liabilities:
      Accounts Receivable                                25,347           (419)
      Inventories                                      (121,887)        (3,045)
      Prepaid Expenses                                   (4,404)       (15,932)
      Deferred Rental
        Obligations                                      (5,000)        (5,000)
      Accounts Payable, Accrued
        Expenses and Taxes                              116,034        161,375
                                                     ----------     ----------

        Total Adjustments                                25,974        161,167
                                                     ----------     ----------
        Net Cash Provided By
         (Used in) Operating
         Activities                                     143,559         26,776
                                                     ----------     ----------

Investing Activities:
  Capital Expenditures                                 (113,185)       (61,407)
  Deposits on Equipment                                      --         (5,000)
                                                     ----------     ----------
    Net Cash Used in Investing
      Activities                                       (113,185)       (66,407)
                                                     ----------     ----------

                                   (continued)
                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements

                                PLATRONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                           Six Months Ended
                                                      -------------------------
                                                               March 31,
                                                      -------------------------
                                                        1998             1999
                                                      --------         --------

Financing Activities:
  Decrease in Long Term Debt                           (40,759)              --
  Note Payable Proceeds                                     --           30,000
  Principal Payments on Note                                --          (10,000)
                                                      --------         --------

    Net Cash Provided by (Used
    in) Financing Activities                           (40,759)          20,000
                                                      --------         --------

Net Decrease in
  Cash and Cash Equivalents                            (10,385)         (19,631)

Cash and Cash Equivalents -
  Beginning of Period                                   45,297           66,257
                                                      --------         --------

Cash and Cash Equivalents -
  End of Period                                       $ 34,912         $ 46,626
                                                      ========         ========

Cash Paid During the Period For:
  Interest                                            $ 13,787         $  7,564
  Income Taxes                                             175              225

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

                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements

                                PLATRONICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Presentation of Interim Information

      In the opinion of the management of Platronics, Inc. the accompanying condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months and six months ended March 31, 1998 and 1999, and cash flows for the six months ended March 31, 1998 and 1999. Interim results are not necessarily indicative of results for a full year.

      The condensed financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the company's audited financial statements and notes for the fiscal year ended September 30, 1998.

2.    Inventories

      Inventories are summarized as follows:

                                             September 30,         March 31,
                                             -------------         ---------
                                                 1998                1999
                                                 ----                ----

          Raw Materials                        $ 464,223           $ 476,268
          Finished Goods                          21,000              12,000
                                               ---------           ---------
                                               $ 485,223           $ 488,268
                                               =========           =========

3.    Note Payable - Related Party

      Note payable represents an unsecured loan from a shareholder owning a majority of the outstanding stock. The note as of March 31, 1999 is payable monthly including interest at 8%. The note matures December 31, 1999.

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