Form 10QSB
period 1999-06-30
PLATRONICS INC
filed 1999-08-23
CIK 79090

FORM 10QSB

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

Commission File Number 0-3425

                                PLATRONICS, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                    22-1440857
        (State or other                                (IRS Employer
 jurisdiction of incorporation)                      Identification No.)

 301 Commerce Road, Linden, New Jersey                     07036
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

Yes |X|   No |_|

      Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date: 915,140 Common Shares Outstanding

                                      Index

PART I--Financial Information

Item 1. Financial Statements

Independent Accountants' Report ...........................................

Financial Statements:

          Condensed Balance Sheets
          September 30, 1998 (audited) and
             June 30, 1999 (unaudited) ....................................

          Unaudited Condensed Statements of
          Income Three Months Ended
          June 30, 1998 and June 30, 1999
          and Nine Months Ended June 30, 1998
             and June 30, 1999 ............................................

          Condensed Statement of Cash Flows
          Nine Months Ended June 30, 1998
             and June 30, 1999 ............................................

          Notes to Condensed Financial
             Statements ...................................................

Item 2. Management Discussion and Analysis or Plan of
Operation .................................................................

Signatures ................................................................

Item 2. Management's Discussion and Analysis or Plan of Operation.

      This Item 2 includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Item 2 are forward-looking statements. Although the Company believes that the expectations and assumptions reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

      The Company's loss from operations before provision for income taxes for the third quarter of fiscal 1999 was ($148,726), as compared to loss of ($30,472) in the third quarter of fiscal 1998. Net sales were $ 995,584 during the third quarter of fiscal 1998 and were $ 687,823 during the third quarter of fiscal 1999.

      The Company attributes its decrease in sales during the last quarter to its customers having excessive inventory of their old products while they were in the process of developing new products. These new products were not yet in production, resulting in substantially fewer orders. Based upon discussions with its customer base, the Company believes that this trend of reduced sales will reverse itself by October, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             PLATRONICS, INC.


                                          By /s/ Ronald Knigge
                                             -----------------------------------
                                             Ronald Knigge, Chairman,
                                             President & Chief Executive
                                             Officer

                                          By /s/ Mary Lou Palumbo
                                             -----------------------------------
                                             Mary Lou Palumbo,
                                             Principal Accounting Officer

Date August 20, 1999

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Platronics, Inc.
Linden, New Jersey

The accompanying condensed balance sheet of Platronics, Inc. as of June 30, 1999 and the related condensed statements of income for the three month and nine month periods ended June 30, 1998 and 1999 and the condensed statements of cash flows for the nine months ended June 30, 1998 and 1999, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 1999 were not audited by us, and, accordingly, we do not express an opinion on them.

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


Ferdinand, Ganek & Company, CPA, PA
Union, New Jersey
August 11, 1999

                                PLATRONICS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                          September 30         June 30,
                                          ------------         --------
                                          1998(Audited)     1999(Unaudited)
                                          -------------     ---------------

Current Assets:
  Cash                                      $   66,257        $   62,775
  Accounts Receivable - Net                    485,884           371,560
  Inventories                                  485,223           456,809
  Prepaid Expenses                               7,920            27,459
                                            ----------        ----------
     Total Current Assets                    1,045,284           918,603

Property and Equipment - Net                   236,491           262,412

Other Assets:
  Security Deposits                             34,165            34,165
  Deposits on Equipment                             --            11,000
                                            ----------        ----------
      Total Assets                          $1,315,940        $1,226,180
                                            ==========        ==========

                See Accompanying Independent Accountants' Report
                   and Notes To Condensed Financial Statements

                         PLATRONICS, INC.
                     CONDENSED BALANCE SHEETS

                 LIABILITIES & STOCKHOLDERS' EQUITY

                                          September 30         June 30,
                                          ------------         --------
                                          1998(Audited)     1999(Unaudited)
                                          -------------     ---------------

Current Liabilities:
  Note Payable - Related Party              $  248,610        $   17,167
  Accounts Payable                             263,750           444,607
  Deferred Rental Obligations-
    Current Portion                             10,000            10,000
                                            ----------        ----------
      Total Current Liabilities                522,360           471,774
                                            ----------        ----------
Long-Term Liabilities
  Note Payable - Related Party                  46,862           298,306
  Deferred Rental Obligations-
    Long-Term                                   35,832            28,332
                                            ----------        ----------
       Long Term Liabilities                    82,694           326,638
                                            ----------        ----------
       Total Liabilities                       605,054           798,412
                                            ----------        ----------
Stockholders' Equity:
  Common Stock                                  91,003            91,003
  Additional Paid in Capital                     6,156             6,156
  Retained Earnings                            613,727           330,609
                                            ----------        ----------
    Total Stockholders' Equity                 710,886           427,768
                                            ----------        ----------
    Total Liabilities and
      Stockholders' Equity                  $1,315,940        $1,226,180
                                            ==========        ==========

                See Accompanying Independent Accountants' Report
                   and Notes To Condensed Financial Statements

                                PLATRONICS, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME

                                         Three Months Ended               Nine Months Ended
                                     --------------------------      --------------------------
                                              June 30,                         June 30,
                                     --------------------------      --------------------------
                                          1998           1999             1998           1999
                                     --------------------------      --------------------------
Net Sales                            $   995,584    $   687,823      $ 2,984,534    $ 2,354,715

Cost of Sales                            911,736        726,531        2,588,947      2,310,908
                                     -----------    -----------      -----------    -----------
  Gross Profit (Loss)                     83,848        (38,708)         395,587         43,807

Operating Expenses:
  Selling, General and
    Administrative Expenses              108,411        110,018          288,953        319,136
                                     -----------    -----------      -----------    -----------
Operating Income (Loss)                  (24,563)      (148,726)         106,634       (275,329)
                                     -----------    -----------      -----------    -----------
Other Income (Expense):
  Interest Expense                        (5,909)            --          (19,696)        (7,564)
  Miscellaneous Income                        --             --              350             --
                                     -----------    -----------      -----------    -----------
Total Other Income (Expense)              (5,909)            --          (19,346)        (7,564)
                                     -----------    -----------      -----------    -----------
Income (Loss) Before Provision
  for Taxes on Income                    (30,472)      (148,726)          87,288       (282,893)

Provision for Taxes on Income                 --             --              175            225
                                     -----------    -----------      -----------    -----------
Net Income (Loss)                    $   (30,472)   $  (148,726)     $    87,113    $  (283,118)
                                     ===========    ===========      ===========    ===========
Earnings (Loss) Per Share            $     (0.03)   $     (0.16)     $      0.10    $     (0.31)
                                     ===========    ===========      ===========    ===========
Weighted Average Number of
  Shares of Common Shares
  Outstanding                            910,031        910,031          910,031        910,031
                                     ===========    ===========      ===========    ===========

                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements

                                PLATRONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended
                                            ----------------------------
                                                      June 30,
                                            ----------------------------
                                               1998              1999
                                            ----------------------------
Operating Activities:
  Net Income (Loss)                         $   87,113        $ (283,118)
                                            ----------        ----------
  Adjustments to Reconcile Net
    Income (Loss) to Net Cash
    Provided by Operating
    Activities
  Depreciation & Amortization                   30,286            30,586
  Changes in Assets and
    Liabilities:
      Accounts Receivable                       14,838           114,324
      Inventories                              (80,835)           28,414
      Prepaid Expenses                          (6,923)          (19,539)
      Deferred Rental
        Obligations                             (7,500)           (7,500)
      Accounts Payable, Accrued
        Expenses and Taxes                     174,422           180,858
                                            ----------        ----------
        Total Adjustments                      124,288           327,143
                                            ----------        ----------
        Net Cash Provided By
         Operating Activities                  211,401            44,025
                                            ----------        ----------
Investing Activities:
  Capital Expenditures                        (168,222)          (56,507)
  Deposits on Equipment                             --           (11,000)
                                            ----------        ----------
    Net Cash Used in Investing
      Activities                              (168,222)          (67,507)
                                            ----------        ----------

                                   (continued)
                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements

                         PLATRONICS, INC.
                 CONDENSED STATEMENTS  OF CASH FLOWS
                           (continued)

                                                  Nine Months Ended
                                            ----------------------------
                                                      June 30,
                                            ----------------------------
                                               1998              1999
                                            ----------------------------
Financing Activities:
  Decrease in Long Term Debt                   (68,387)               --
  Note Payable Proceeds                             --            30,000
  Principal Payments on Note                        --           (10,000)
                                            ----------        ----------
    Net Cash (Used in)/Provided
     by Financing Activities                   (68,387)           20,000
                                            ----------        ----------
Net Decrease in Cash and
     Equivalents                               (25,208)           (3,482)

Cash and Cash Equivalents -
  Beginning of Period                           45,297            66,257
                                            ----------        ----------
Cash and Cash Equivalents -
  End of Period                             $   20,089        $   62,775
                                            ==========        ==========
Cash Paid During the Period For:
  Interest                                  $   17,818                --
  Income Taxes                                     175               225

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

                See Accompanying Independent Accountants' Report
                   and Notes to Condensed Financial Statements

                                PLATRONICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Presentation of Interim Information

      In the opinion of the management of Platronics, Inc. the accompanying condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three months and nine months ended June 30, 1998 and 1999, and cash flows for the nine months ended June 30, 1998 and 1999. Interim results are not necessarily indicative of results for a full year.

      The condensed financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the company's audited financial statements and notes for the fiscal year ended September 30, 1998.

2. Inventories

      Inventories are summarized as follows:

                                           September 30,        June 30,
                                               1998               1999

            Raw Materials                   $  464,223        $  444,809
            Finished Goods                      21,000            12,000
                                            ----------        ----------
                                            $  485,223        $  456,809
                                            ==========        ==========

3. Note Payable - Related Party

      Note payable represents an unsecured loan from a shareholder owning a majority of the outstanding stock. The note as of June 30, 1999 is for seven years payable monthly beginning January, 2000 including interest at 8%.

                                PLATRONICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

4. Restatement

The accompanying condensed financial statements for the nine months ended June 30, 1998 includes prior-period information that has been retroactively restated after the initial reporting of the three months ended December 31, 1997. Manufactureing overhead has been adjusted by $32,926 to properly reflect capitalization of plating equipment. The effect was to increase net income for the three months ended December 31, 1997 by $32,926 ($.03 per share).